Form 10QSB
period 2005-09-30
Maysia Resources CORP
filed 2005-11-04
CIK 1329015

===================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-126813

MAYSIA RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1600 Beach Avenue
Suite 1810-D
Vancouver, British Columbia
Canada V6G 1Y8
(Address of principal executive offices)

(604) 728-6111
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The Registrant is a shell company [    ]

===============================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
At September 30, 2005
(Expressed in US Dollars)

September 30	June 30,
2005	2005
(Unaudited -	(Audited)
Assets	prepared by management)
Current Assets
Cash and cash equivalents (Note 2)	$1,929	$10,050
Total assets	$1,929	$10,050
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,500	$2,500
Loan payable to related party (note 5)	39,556	29,315
Total Current Liabilities	41,056	31,815

Stockholders' Equity
Common stock (Note 4)
Authorized: 100,000,000 common shares, with a par value of
$0.00001 per share 100,000,000 preferred shares, with a
par value of $0.00001 per share
Issued and outstanding:
5,000,000 common shares, at par value	50	50
Additional paid in capital	-	-
50	50
Retained earnings (deficit), accumulated during the exploration stage	(39,177)	(21,815)
Total stockholders' equity (Deficit)	(39,127)	(21,765)
Total liabilities and stockholders' equity (Deficit)	$1,929	$10,050

Approved on behalf of the board:

"Saleem Mohamed"	, Director

See Accompanying Notes to Financial Statements

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Operations
For the Three Month Period Ended September 30, 2005
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

		From
	Three Month	May 23, 2005
	Period Ended	(Inception) to
	September 30,	September 30,
	2005	2005

General and administrative expenses
Audit and accounting fees	$7,020	$9,520
Bank charges and interest	101	101
Office costs	10,241	25,241
Legal fees	-	92
Filing fees	-	125
Mineral property costs	-	4,098

Total general and administrative expenses	17,362	39,177
Net income (loss ) for the period	(17,362)	(39,177)

Earnings (Loss) per share
Basic and diluted	$(0.01)	$(0.02)

See Accompanying Notes to Financial Statements

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Retained Earnings (Deficit)
For the Three Month Period Ended September 30, 2005
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

		From
	Three Month	May 23, 2005
	Period Ended	(Inception) to
	September 30,	September 30,
	2005	2005
Retained earnings (deficit),
beginning of the period	$(21,815)	$-
Net income (loss ) for the period	(17,362)	(39,177)
Retained earnings (deficit), end of the period	$(39,177)	$(39,177)

See Accompanying Notes to Financial Statements

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
Statements of Cash Flows
For the Three Month Period Ended September 30, 2005
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

		From
	Three Month	May 23, 2005
	Period Ended	(Inception) to
	September 30,	September 30,
	2005	2005

Cash derived from (used for)
Operating activities
Net income (loss) for the period	$(17,362)	$(39,177)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(1,000)	1,500

Net cash provided by (used in) operating activities	(18,362)	(37,677)
Financing activities
Loan payable to related party	10,241	39,556
Capital stock issued	-	50
Net cash provided by (used in) investing activities	10,241	39,606

Cash and cash equivalents, increase
(decrease) during the period	(8,121)	1,929
Cash and cash equivalents,
beginning of the period	10,050	-
Cash and cash equivalents,
end of the period	$1,929	$1,929

See Accompanying Notes to Financial Statements

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Changes in Stockholders' Equity
From Date of Incorporation and Inception on May 23, 2005 to September 30, 2005
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

			Deficit
			Accumulated
			During the
	Common Shares		Exploration
	Number	Par Value	Stage	Total
Balance, May 23, 2005 (Date of		@$0.00001
(Inception)	$-	$-	$-	$-
Capital stock issued for cash
on May 25, 2005 at a price of
$0.00001 per share	5,000,000	50	-	50
Net loss, May 23, to June 30, 2005			(21,815)	(21,815)
Balance, June 30, 2005	5,000,000	50	(21,815)	(21,765)
Net loss, three month ended September
30, 2005			(17,362)	(17,362)
Balance, September 30, 2005	5,000,000	$50	$(39,177)	$(39,127)

See Accompanying Notes to Financial Statements

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005
(Unaudited - Prepared by Management)

Note 1     - Nature and Continuance of Operations

Maysia Resources Corporation ("The Company") was incorporated in the State of Nevada on May 23, 2005, and this is the inception date. The company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $39,177 since inception and might not have sufficient working capital for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2     - Summary of Significant Accounting Policies

Basis of Presentation
 The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company's fiscal year end is June 30.

Mineral Property Costs
 The Company has been in the exploration stage since its incorporation and inception on May 23, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005
(Unaudited - Prepared by Management)

Note 2     - Summary of Significant Accounting Policies - (cont' d)

Use of Estimates and Assumptions
The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation
 The Company's functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

Financial Instruments
 The carrying value of cash and cash equivalents, accounts payable and accrued liabilities and loan payable to related party, approximate their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Environmental Costs
 Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to a plan of action based on the then known facts.

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005
(Unaudited - Prepared by Management)

Note 2     - Summary of Significant Accounting Policies -(cont'd)

Income Taxes
 Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years; and accordingly is offset by a valuation allowance.

Basic and Diluted Net Loss Per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Stock-based Compensation
 In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the period ended June 30, 2005.

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005
(Unaudited - Prepared by Management)

Note 2     - Summary of Significant Accounting Policies - (cont'd)

Stock-based Compensation (cont'd)
The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To June 30, 2005 the Company has not granted any stock options.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25.

Comprehensive Income
The Company has no items that represent other comprehensive income.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash and cash equivalents are deposited with a high quality credit institution.

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005
(Unaudited - Prepared by Management)

Note 3     - Mineral Property

The company owns a 100% interest in a mineral claim referred to as SSM mineral claim, comprising a total of 20 contiguous units and an area of 1,038 acres. The property is situated within the Burrell Creek and St. Annes Creek valleys on the southern end of the Franklin Gold Camp in the Greenwood Mining Division, British Columbia, Canada. The claim was acquired on June 7, 2005 by Mr. Saleem Mohamed on behalf of the Company from Jacqueline Ann Mcleod for $10.00 and in accordance with US GAAP is expensed in the period in which the cost is incurred. The property is held in trust for the Company by Mr. Saleem Mohamed. The Tenure Number of the property is 508964 and is in good standing until March 15, 2006.

Note 4     - Preferred Stock - Terms and Conditions

The preferred stock may be divided into, and issued, in series. The Board of Directors of the Company is authorized to divide the authorized shares of preferred stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Company is authorized, within any limitations prescribed by law and this Article, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including but not limited to the following:

The rate of dividend, the time of payment of dividends, whether dividends are cumulative, and the date from which any dividends shall accrue;

(a) Whether shares may be redeemed, and, if so, the redemption price and the terms and conditions of redemption;

(b) The amount payable upon shares in the event of voluntary or involuntary liquidation;

(c) Sinking fund or other provisions, if any, for the redemption or purchase of shares;

(d) The terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion;

(e) Voting powers, if any, provided that if any of the preferred stock or series thereof shall have voting rights, such preferred stock or series shall vote only on a share for share basis with the common stock on any matter, including but not limited to the election of directors, for which such preferred stock or series has such rights; and,

(g) Subject to the foregoing, such other terms, qualifications, privileges, limitations, options, restrictions, and special or relative rights and preferences, if any, of shares or such series as the Board of Directors of the Company may, at the time so acting, lawfully fix and determine under the laws of the State of Nevada.

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005
(Unaudited - Prepared by Management)

Note 4 - Preferred Stock - Terms and Conditions (cont' d)

The Company shall not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of common stock or other class of stock junior to the preferred stock as to dividends or upon liquidation) in respect of common stock, or other class of stock junior the preferred stock, nor shall it redeem, purchase or otherwise acquire for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holder of preferred stock for the current period and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payments, in accordance with the terms of the preferred stock, as fixed by the Board of Directors.

In the event of the liquidation of the Company, holders of preferred stock shall be entitled to receive, before any payment or distribution on the common stock or any other class of stock junior to the preferred stock upon liquidation, a distribution per share in the amount of the liquidation preference, if any, fixed or determined in accordance with the terms of such preferred stock plus, if so provided in such terms, and amount per share equal to accumulated and unpaid dividends in respect of such preferred stock (whether or not earned or declared) to the date of such distribution. Neither the sale, lease or exchange of all or substantially all of the property and assets of the Company, nor any consolidation or merger of the Company, shall be deemed to be a liquidation for the purposes of these terms and conditions

Note 5     - Related Parties

As at September 30, 2005, $39,556 is a loan payable to a related party, who is a Director, Chief Executive Officer and principal shareholder of the company. This amount is unsecured, bears no interest with no specific terms of repayment.

No management remuneration has been recorded for related parties during the period.

Note 6     - Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $39177. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005
(Unaudited - Prepared by Management)

The components of the net deferred tax asset at September 30, 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

2005 $

Net Operating Loss	39,l77

Statutory Tax Rate	34%

Effective Tax Rate	-

Deferred Tax Asset	13,320

Valuation Allowance	(13,320)

Net Deferred Tax Asset	-

Note 7     - Subsequent Event

The Company proposes to raise public funds by the issuance of common stock, by way of a prospectus, subject to regulatory approvals.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS

This section of the report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in Maysia Resources Corporation . We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in this offering, we believe it will last twelve months.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our registration statement. We are not going to buy or sell any plant or significant equipment during the next twelve months.

The property is accessible by traveling north of Grand Forks, British Columbia, along the Granby River valley for 28 miles on a good all weather, paved road to near the confluence of the Granby River and Burrell Creek. A good all weather, gravel road, used actively by large logging trucks, is then taken for 6 miles to the north along Burrell Creek to the SSM mineral claim.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don' t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cant raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by James W. McLeod and a physical examination of the property by Mr. Mohamed, our president and director. The cost of staking the claim was included in the $4,098 paid to Mr. McLeod. No additional payments were made or are due Mr. McLeod for his services. The claims were recorded in Mr. Mohamed' s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On June 6, 2005, Mr. Mohamed executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Mohamed transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Mohamed has not provided us with a signed or executed bill of sale in our favor. Mr. Mohamed will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can' t predict what that will be until we find mineralized material. Mr. Mohamad does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claims when he transfer them to us. Further, Mr. Mohamad does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Mr. Mohamed must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Mohamed, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Mohamed will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount of this offering.

We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of this public offering, weather permitting.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds other than the funds being raised in this public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from this offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our registration statement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officers and directors and Mr. Mohamed has agreed to advance funds as needed until the public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Mohamed has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

We acquired one property containing six claims. The property is staked and we will begin our exploration plan upon completion of this offering. We expect to start exploration operations within 90 days of completing this offering. As of the date of this report we have yet to being operations and therefore we have yet to generate any revenues.

Since inception, we have issued 5,000,000 shares of our common stock and received $50.00.

As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) offering in May 2005. The purchase price of the shares was $50.00. This was accounted for as an acquisition of shares. Saleem S. Mohamed covered our initial expenses of $17,717 for incorporation, accounting and legal fees and $4,098 for staking all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Mohamed is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Mohamed is oral and there is no written document evidencing the agreement.

As of September 30, 2005, our total assets were $1,929 and our total liabilities were $41,056.

ITEM 3.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Saleem Mohamed, our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act )) as of the end of the period covered by this quarterly report (the Evaluation Date ). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no changes in our internal controls or, to the Company's knowledge, in other factors that could affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 14, 2005, our Form SB-2 registration statement (SEC file no. 333-126813) was declared effective by the SEC. As of that date, we have not raised any funds in our public offering. There was no underwriter involved in our public offering.

ITEM 6.     EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of November, 2005.

MAYSIA RESOURCES CORPORATION
(Registrant)

BY:	/s/ Saleem Mohamed
Saleem Mohamed
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors