Form 10QSB
period 2005-12-31
Maysia Resources CORP
filed 2006-02-13
CIK 1329015

==========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The Registrant is a shell company: Yes [ ] No [ X ]

===================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
At December 31, 2005
(Expressed in US Dollars)

		December 31,	June 30,
		2005	2005
		(Unaudited -	(Audited)
Assets		prepared by management)
Current Assets
Cash		$10,102	$10,050
Total assets		$10,102	$10,050
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities		$1,200	$2,500
Advances on share subscription		8,740	-
Loan payable to related party (note 5)		41,556	29,315
Total Current Liabilities		51,496	31,815

Stockholders' Equity (Deficit)
Common stock (Note 4)
	Authorized: 100,000,000 common shares, with a par value of
	$0.00001 per share 100,000,000 preferred shares, with a par
	value of $0.00001 per share
	Issued and outstanding:
	5,000,000 common shares, at par value	50	50
	Additional paid in capital	-	-
		50	50
Retained earnings (deficit), accumulated during the exploration stage		(41,444)	(21,815)
Total stockholders' equity (Deficit)		(41,394)	(21,765)
Total liabilities and stockholders' equity (Deficit)		$10,102	$10,050

Approved on behalf of the board:
"Saleem Mohamed"	, Director
"Gurdeep Kainth"	, Director

See Accompanying Notes to Financial Statements

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Operations
For the Six Month Period Ended December 31, 2005
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

			From
	Three Month	Six Month	May 23, 2005
	Period Ended	Period Ended	(Inception) to
	December 31,	December 31,	December 31,
	2005	2005	2005

General and administrative expenses
Audit and accounting fees	$1,200	$8,220	$10,720
Bank charges and interest	100	201	201
Office costs	312	312	404
Legal fees	-	10,241	25,241
Filing fees	290	290	415
Mineral property costs - impairment	-	-	4,098
Travel expenses	365	365	365
Total general and administrative expenses	2,267	19,629	41,444
Net income (loss ) for the period	(2,267)	(19,629)	(41,444)

Earnings (Loss) per share
Basic and diluted	$(0.00)	$(0.01)	$(0.01)

See Accompanying Notes to Financial Statements

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
Statements of Cash Flows
For the Six Month Period Ended December 31, 2005
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

			From
	Three Month	Six Month	May 23, 2005
	Period Ended	Period Ended	(Inception) to
	December 31,	December 31,	December 31,
	2005	2005	2005
	-	(Unaudited -	(Audited)
Cash derived from (used for)
Operating activities
Net income (loss) for the period	$(2,267)	$(19,629)	$(41,444)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(300)	(1,300)	1,200
Net cash provided by (used in) operating
activities	(2,567)	(20,929)	(40,244)
Financing activities
Loan payable to related party	2,000	12,241	41,556
Advances on share subscription	8,740	8,740	8,740
Capital stock issued	-	-	50
Net cash provided by (used in) investing
activities	10,740	20,981	50,346

Cash, increase (decrease) during the period	8,173	52	10,102

Cash, beginning of the period	1,929	10,050	-

Cash, end of the period	$10,102	$10,102	$10,102

See Accompanying Notes to Financial Statements

MAYSIA RESOURCES CORPORATION
(An Exploration Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
From Date of Incorporation and Inception on May 23, 2005 to December 31, 2005
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total
Balance, May 23, 2005 (Date of		@$0.00001
(Inception)	$-	$-	$-	$-	$-
Capital stock issued for cash
on May 25, 2005 at a price of
$0.00001 per share	5,000,000	50	-	-	50
Net loss, May 23, to June 30, 2005				(21,815)	(21,815)
Balance, June 30, 2005	5,000,000	50	-	(21,815)	(21,765)
Net loss, six month ended December 31, 2005				(19,629)	(19,629)
Balance, December 31, 2005	5,000,000	$50	$-	$(41,444)	$(41,394)

See Accompanying Notes to Financial Statements

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Unaudited - Prepared by Management)

Note 1	Nature and Continuance of Operations

Maysia Resources Corporation ("The Company") was incorporated in the State of Nevada on May 23, 2005. The company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $41,444 since inception and might not have sufficient working capital for the next twelve months. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company's fiscal year end is June 30.

Mineral property acquisition costs and deferred exploration expenditures

Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold cost and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonment. These costs are evaluated at the end of each reporting period for indication of impairment. If put into production, the costs of acquisition and exploration will

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Unaudited - Prepared by Management)

Note 2	Summary of Significant Accounting Policies - (cont'd)

be depreciated over the life of the property, based on estimated economic reserves. Proceeds received from the sale of any interest in property will first be credited against the carrying value of the property, with any excess included in operation for the period. If a property is abandoned, the property and deferred exploration costs will be written off to operations.

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

Foreign Currency Translation

The Company' s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 " Foreign Currency Translation" .. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and loan payable to related party approximate their fair value because of the short maturity of these instruments. The Company' s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company' s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Unaudited - Prepared by Management)

Note 2	Summary of Significant Accounting Policies - (cont'd)
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

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, " Share Based Payment" .. SFAS 123R is a revision of SFAS No. 123 " Accounting for Stock-based Compensation" , and supersedes APB Opinion No. 25, " Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which and entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity' s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging issues Task Force Issue No. 96-18, " Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunctjion with Selling, Goods or Services" .. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, " Employers' Accounting for Employee Stock Ownership Plans" .. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Unaudited - Prepared by Management)

Note 2	Summary of Significant Accounting Policies - (cont'd)
Stock-based Compensation (cont'd)

instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a vide range of share-based compensation arrangements including share options, restricted share plans , performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Comprehensive Income
The Company has no items that represent other comprehensive income, and therefore no statement of comprehensive income is provided.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality credit institution.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Unaudited - Prepared by Management)

Note 3	Mineral Property

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

Note 4	Preferred Stock - Terms and Conditions

The preferred stock may be divided into, and issued, in series. The Board of Directors of the Company is authorized to divide the authorized shares of preferred stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Company is authorized, within any limitations prescribed by law and this Article, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including but not limited to the following:

	(a)	The rate of dividend, the time of payment of dividends, whether dividends are cumulative, and the date from which any dividends shall accrue;

	(b)	Whether shares may be redeemed, and, if so, the redemption price and the terms and conditions of redemption;

	(c)	The amount payable upon shares in the event of voluntary or involuntary liquidation;

	(d)	Sinking fund or other provisions, if any, for the redemption or purchase of shares;

	(e)	The terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion;

(f)

Voting powers, if any, provided that if any of the preferred stock or series thereof shall have voting rights, such preferred stock or series shall vote only on a share for share basis with the common stock on any matter, including but not limited to the election of directors, for which such preferred stock or series has such rights; and,

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Unaudited - Prepared by Management)

Note 4	Preferred Stock - Terms and Conditions (cont'd)

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

Note 5	Related Parties

As at December 31, 2005, $41,556 is a loan payable to a related party, who is a Director, Chief Executive Officer and principal shareholder of the company. This amount is unsecured, bears no interest with no specific terms of repayment.

No management remuneration has been recorded for related parties during the period.

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Unaudited - Prepared by Management)

Note 6	Deferred Tax Assets

The Company has losses forward for income tax purposes to December 31, 2005. There are no current or deferred tax expenses for the period ended December 31, 2005, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

December 31, 2005
Deferred tax assets	$14,091
Valuation allowance	$(14,091)
Net deferred tax assets	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended December 31, 2005 is as follows:

December 31, 2005
Statutory federal income tax rate	-34.00%
Valuation allowance	34.00%
Effective income tax rate	0.00%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at December 31, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses. The company has net operating losses carried forward of $41,444.

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

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

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

As of December 31, 2005, our total assets were $10,102 and our total liabilities were $51,496.

ITEM 3.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls over Financial Reporting: There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 14, 2005, our Form SB-2 registration statement (SEC file no. 333-126813) was declared effective by the SEC. As of that date, we have raised $8,740 from the sale of common stock pursuant to our public offering. We have not reached our minimum offering amount and therefore have not used any of the funds raised thus far. There was no underwriter involved in our public offering.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of February, 2006.

MAYSIA RESOURCES CORPORATION
(Registrant)

BY:	/s/ Saleem Mohamed
Saleem Mohamed
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors