Form 10QSB
period 2006-03-31
Maysia Resources CORP
filed 2006-05-10
CIK 1329015

================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	March 31,	June 30,
	2006	2005
	(Unaudited -	(Audited)
Assets	prepared by management)
Current Assets
Cash	$100,526	$10,050
Total assets	$100,526	$10,050

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$1,258	$2,500
Loan payable to related party (note 5)	43,056	29,315
Total Current Liabilities	44,314	31,815

Stockholders' Equity (Deficit)

Common stock
Authorized: 100,000,000 common shares, with a par value of $0.00001 per share 100,000,000 preferred shares, with a par value of $0.00001 per share (note 4)
Issued and outstanding:
6,006,000 common shares, at par value
(June 30, 2005 - 5,000,000 common shares)	60	50
Additional paid in capital	100,590	-
	100,650	50
Retained earnings (deficit), accumulated during the exploration stage	(44,438)	(21,815)
Total stockholders' equity (Deficit)	56,212	(21,765)
Total liabilities and stockholders' equity (Deficit)	$100,526	$10,050

The accompanying notes are an integral part of these financial statements

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Income
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

			From
	Three Month	Nine Month	May 23, 2005
	Period Ended	Period Ended	(Inception) to
	March 31,	March 31,	March 31,
	2006	2006	2006

General and administrative expenses
Audit and accounting fees	$1,266	$9,486	$11,986
Bank charges and interest	392	593	593
Office costs	79	391	483
Legal fees	-	10,241	25,241
Filing fees	1,000	1,290	1,415
Mineral property costs - impairment	-	-	4,098
Travel expenses	257	622	622
Total general and administrative expenses	2,994	22,623	44,438

Net income (loss ) for the period	(2,994)	(22,623)	(44,438)

Earnings (Loss) per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	5,335,000	5,111,777

The accompanying notes are an integral part of these financial statements

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

			From
	Three Month	Nine Month	May 23, 2005
	Period Ended	Period Ended	(Inception) to
	March 31,	March 31,	March 31,
	2006	2006	2006

Operating activities
Net income (loss) for the period	$(2,994)	$(22,623)	$(44,438)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	58	(1,242)	1,258
Net cash provided by (used in) operating
activities	(2,936)	(23,865)	(43,180)
Financing activities
Loan payable to related party	1,500	13,741	43,056
Advances on share subscription	(8,740)	-	-
Capital stock issued	100,600	100,600	100,650
Net cash provided by investing activities	93,360	114,341	143,706

Cash, increase (decrease) during the period	90,424	90,476	100,526

Cash, beginning of the period	10,102	10,050	-

Cash, end of the period	$100,526	$100,526	$100,526

The accompanying notes are an integral part of these financial statements

MAYSIA RESOURCES CORPORATION
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
From Date of Incorporation and Inception on May 23, 2005 to March 31, 2006
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

				Deficit
				Accumulated
			Additional	During the
		Common Shares	Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total
Balance, May 23, 2005 (Date of		@$0.00001
(Inception)	$-	$-	$-	$-	$-
Capital stock issued for cash
on May 25, 2005 at a price of
$0.00001 per share	5,000,000	50	-	-	50
Net loss, May 23, 2005 to June 30, 2005				(21,815)	(21,815)
Balance, June 30, 2005	5,000,000	50	-	(21,815)	(21,765)
Capital stock issued for cash
on March 14, 2006 at a price of
$0.10 per share	1,006,000	10	100,590	-	100,600
Net loss, nine month period ended March 31, 2006				(22,623)	(22,623)
Balance, March 31, 2006	6,006,000	$60	$100,590	$(44,438)	$56,212

The accompanying notes are an integral part of these financial statements

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $44,438 since inception and might not have sufficient working capital for the next twelve months. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company' s fiscal year end is June 30.

Mineral property acquisition costs and deferred exploration expenditures

Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold cost and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonment. These costs are evaluated at the end of each reporting period for indication of impairment. An impairment of $4,098 is charged to income to March 31, 2006. If put into production, the costs of acquisition and exploration will

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
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

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company' s commitments to a plan of action based on the then known facts.

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
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

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
(Unaudited - Prepared by Management)

Note 2	Summary of Significant Accounting Policies - (cont' d)

Stock-based Compensation (cont' d)

instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a vide range of share-based compensation arrangements including share options, restricted share plans , performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

Comprehensive Income
The Company has no items that represent other comprehensive income, and therefore no statement of comprehensive income is provided.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality credit institution.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, " Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29" .. The guidance in APB Opinion No. 29, " Accounting for Nonmonetary Transactions" , is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
(Unaudited - Prepared by Management)

Note 3	Mineral Property

The company owns a 100% interest in a mineral claim referred to as SSM mineral claim, comprising a total of 20 contiguous units and an area of 1,038 acres. The property is situated within the Burrell Creek and St. Annes Creek valleys on the southern end of the Franklin Gold Camp in the Greenwood Mining Division, British Columbia, Canada. The claim was acquired on June 7, 2005 by Mr. Saleem Mohamed on behalf of the Company for $10.00 and in accordance with US GAAP is expensed in the period in which the cost is incurred. The property is held in trust for the Company by Mr. Saleem Mohamed. The property is in good standing until March 15, 2007.

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
March 31, 2006
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

As at March 31, 2006, $43,056 is a loan payable to a related party, who is a Director, Chief Executive Officer and principal shareholder of the company. This amount is unsecured, bears no interest with no specific terms of repayment.

No management remuneration has been recorded for related parties during the period.

MAYSIA RESOURCES CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
(Unaudited - Prepared by Management)

Note 6	Deferred Tax Assets

The Company has losses forward for income tax purposes to March 31, 2006. There are no current or deferred tax expenses for the period ended March 31, 2006, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

March 31, 2006
Deferred tax assets	$15,109
Valuation allowance	$(15,109)
Net deferred tax assets	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended March 31, 2006 is as follows:

March 31, 2006
Statutory federal income tax rate	-34.00%
Valuation allowance	34.00%
Effective income tax rate	0.00%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at March 31, 2006 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses. The company has net operating losses carried forward of $44,438.

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

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by James W. McLeod and a physical examination of the property by Mr. Mohamed, our president and director. The cost of staking the claim was included in the $4,098 paid to Mr. McLeod. No additional payments were made or are due Mr. McLeod for his services. The claims were recorded in Mr. Mohamed's name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On June 6, 2005, Mr. Mohamed executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Mohamed transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Mohamed has not provided us with a signed or executed bill of sale in our favor. Mr. Mohamed will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material. Mr. Mohamad does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claims when he transfer them to us. Further, Mr. Mohamad does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Mr. Mohamed must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

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

If we are unable to complete any phase of exploration because we don' t have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

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

Since inception, we have issued 6,000,600 shares of our common stock and received $100,650.

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

As of March 31, 2006, our total assets were $100,526 and our total liabilities were $44,314.

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

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 14, 2005, the Securities and Exchange Commission declared our Form SB-2

Registration Statement effective, file number 333-126813, permitting us to offer up to a maximum of 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

In February of 2006, we completed our public offering and sold 1,006,000 shares of common stock and raised $100,600. We have partially used the funds during the quarter ending March 31, 2006 to pay operating expenses and accounting fees. The balance is available to cover the costs of starting the business and the losses that may be incurred in the start up period.

The following amounts were paid from the proceeds of the offering:

Operating Expenses	$32,452
Accounting Fees	$11,986
Total	$44,438

ITEM 6.     EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of May, 2006.

MAYSIA RESOURCES CORPORATION
(Registrant)

BY:	SALEEM MOHAMED
Saleem Mohamed
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors