Form 10KSB
period 2006-06-30
PRIMEGEN ENERGY CORP
filed 2006-09-29
CIK 1329015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  333-126813

PRIMEGEN ENERGY CORPORATION
(Name of small business issuer in its charter)

Nevada	98-0502435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3625 N. Hall Street. Suite 900 Dallas, Texas	75219-5106
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (214) 459-1217

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.00001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.   Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☒	No [	]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

15,090,000 common shares @ $2.50(1) = $37,725,000

(1) Average of bid and ask closing prices on August 14, 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

52,590,000 common shares issued and outstanding as of August 14, 2006

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "MYAR" mean Maysia Resources Corp., unless the context clearly requires otherwise.

Corporate Overview

The address of our principal executive office is 3625 N. Hall Street, Suite 900, Dallas, Texas, 75219-5106. Our telephone number is (214) 459-1217.

As at September 25, 2006 our common stock is quoted on the OTC Bulletin Board under the symbol "PGNE".

Corporate History

We were incorporated in the State of Nevada on May 23, 2005 with authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001.

One July 11, 2006, we split our common shares on the basis of 15 for 1. As a result, our articles of incorporation were amended to increase our authorized common stock from 100,000,000 shares to 1,500,000,000 shares. The par value of our common stock remained $0.00001 per share. Our preferred stock was not affected by the split. Further, no shareholder approval was required or obtained pursuant to NRS 78.209. Prior to the stock split, there were 3,506,000 shares of common stock outstanding. After the stock split there were 52,590,000 shares of common stock outstanding. The record date for the split was July 18, 2006. The financial statements and notes have been changed to reflect the retroactive effect of the 15 to 1 forward stock split which has been accounted for as a stock dividend. Our trading symbol on the OTC Bulletin Board was changed from “MAYR” to “MYAR” in connection with the forward stock split.

From inception on May 23, 2005 to June 30, 2006, we engaged in no significant operations other than organizational activities, acquiring and staking our properties, preparing the registrations of our securities and planning Phase 1 of the exploration work on our SSM project. Subsequent to our June 30 year end we diversified our business and on August 11, 2006 we entered into an agreement (the “Agreement”) with Archer Exploration, Inc. to acquire a 35% working interest in a natural gas play known as ‘Joe’s Landing’ located near Sacramento,

California.

Effective August 14, 2006 we further entered into an agreement to acquire a 100% net revenue interest in an unaffiliated Texas-based limited partnership, which holds a 10% working interest in approximately 40,000 acres of leases and a subsequent development program to develop shale-based natural gas in the area of Fayeteville, Arkansas. The interest was acquired for $2.5 million which was paid by a 1-year promissory note bearing interest at 6% per annum..

Effective August 14, 2006 we entered into a Letter of Intent (“LOI”) and standstill agreement with an unaffiliated party to acquire MB Gas Inc., a Calgary, Alberta, based oil and gas exploration company, for up to $15,000,000. MB Gas owns 90% of an oil and gas project known as the “Manyberries Project”, located in Southern Alberta. The Manyberries Project includes varied working interests in lands hosting both proven and probable gas reserves, and facilities, which are in early to advanced stages of development.

Lastly, to better reflect our diversified resource exploration efforts we formally changed our name to Primegen Energy Inc on August 29, 2006 and a new symbol “ PGNE “ was assigned on September 15, 2006.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

Our Current Business

We are in the resource business. To date, we have not derived any income from any of the resource properties in which we have and are acquiring interests. We are currently in the process of our phase 1 program on our SSM Project.

We are in the business of the acquisition, and exploration of properties with a view to exploiting any resource deposits we discover that demonstrate economic feasibility.

Our plan of operation is to conduct exploration work on our properties in order to ascertain whether they possess economic quantities of gold, or oil and gas. There can be no assurance that economic deposits or reserves, exist on our properties until appropriate exploration work is done and an economic evaluation based on such work concludes that production of resources from the properties is economically feasible.

Resource property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist and the oil and gas property operators who oversees the program and record the results.

There is no assurance that a commercially viable resource exists on any of our properties; further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete an exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral or oil and gas deposits would constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, beginning at page 5 of this annual report on Form 10-KSB, for additional information about the risks of mineral exploration.

Employees

As of September 15, 2006, we had no employees other than our directors and officers. On August 1, 2006, we appointed Gordon A. Samson and on August 9, 2006 we appointed Glen D. Harder to our Board of Directors.

We also engage directors and contractors from time to time to supply work on specific corporate business and exploration programs.

Consultants are retained on the basis of ability and experience. Except as set forth above, there is no preliminary agreement or understanding existing or under contemplation by us (or any person acting on our behalf) concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

Competition

There is aggressive competition within the mineral and oil and gas industry to discover and acquire properties considered to have commercial potential. We compete for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than us. In addition, we compete with others in efforts to obtain financing to explore and develop mineral and oil and gas properties.

Compliance with Government Regulation

We are committed to complying and, to our knowledge, are in compliance with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of resource related operations and reclamation.

We do not currently own or operate any resource properties, and are not required to comply with the requirements of these regulatory authorities. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of natural resources in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our property.

We are prepared to engage professionals, if necessary, to ensure regulatory compliance but in the near term expect our activities to require minimal regulatory oversight. If we expand the scope of our activities in the future it is reasonable to expect expenditures on compliance to rise.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this transitional annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Associated With Our Business

We have a limited operating history and as a result there is no assurance we can operate on a profitable basis.

We have a limited operating history and must be considered in the exploration stage. Our company's operations will be subject to all the risks inherent in the establishment of an exploration stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by resource exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of resource properties may not result in the discovery of deposits or reserves. Problems such as unusual or unexpected formations of rock or land and other conditions are involved in resource exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial resources, we may decide to abandon our properties and acquire new claims for new exploration or cease operations. The acquisition of additional properties will be dependent upon us possessing capital resources at the time in order to acquire interests in properties. If no funding is available, we may be forced to abandon our operations. No assurance can be given that we may be able to operate on a profitable basis.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $96,018 and working capital of $52,694 as of our year ended June 30, 2006. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties. Any direct acquisition is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in May 2005 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be based. Our net loss from inception to our year ended June 30, 2006 is $47,931. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Because of the speculative nature of the exploration of natural resource properties, there is substantial risk that this business will fail.

There is no assurance that any of the resource properties in which we ultimately acquire an interest will contain commercially exploitable reserves. Exploration for natural resources is a speculative venture involving substantial risk. Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution, cave-ins or hazards, which we cannot insure or which we may elect not to insure.

If we cannot compete successfully for financing and for qualified managerial and technical employees, our exploration program may suffer.

Competition in the exploration industry includes large established mining and oil and gas companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional financing on terms we consider acceptable. We also compete with other companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration program may be slowed or suspended.

There are no known reserves of minerals on our mineral claims and we cannot guarantee that we will find any commercial quantities of minerals.

We have not found any mineral reserves on our properties and there can be no assurance that any of the properties we are exploring contain commercial quantities of any resources. Even if we identify commercial quantities of resources in any of our properties, there can be no assurance that we will be able to exploit the reserves or, if we are able to exploit them, that we will do so on a profitable basis.

As our oil and gas working interest properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Our success is also largely dependent on our ability to hire highly qualified personnel. This is particularly true in highly technical businesses such as natural resource exploration. These individuals are in high demand and we may not be able to attract the personnel we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Failure to hire key personnel when needed, or on acceptable terms, would have a significant negative effect on our business.

Inability of our officers and directors to devote sufficient time to the operation of the business may limit our company's success.

Presently some of our officers and directors allocate only a portion of their time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

Because of the inherent dangers involved in exploration, there is a risk that we may incur liability or damages as we conduct our business.

The exploration of natural resources involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins, blow-outs and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Our independent certified public accounting firm, in their Notes to the audited financial statements for the year ended June 30, 2006 states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent certified public accounting firm, De Leon & Company, state in their notes to the audited financial statements for the year ended June 30, 2006, that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects, there is a substantial doubt that we will be able to continue as a going concern.

Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability our properties do not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

We are subject to various government regulations and environmental concerns.

We are subject to various government and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of exploration, mining operations and reclamation. We cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the development of our properties.

Our activities are not only subject to extensive federal, state and local regulations controlling the exploration, and properties, but also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of our properties, the extent of which cannot be predicted. Also, as discussed above, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation and oil and gas exploration. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraint affecting our properties that would preclude the economic development or operation of any specific property.

If we become more active on our properties, it is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of the our proposed operations; costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the impact on wildlife, and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NADSD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the non U.S. officers and directors for misconduct and may not be able to enforce judgment and civil liabilities against such parties.

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 2.	Description of Property.

Executive Offices

Our principal offices are located at 3625 N. Hall Street, Suite 900, Dallas Texas. Our telephone number at our principal office is (214) 459-1217. Our office is maintained at a cost of $780.00 per month as of August 1, 2006. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Properties

There is no assurance that a commercially viable resources exists on our properties, or that we will be able to identify any resources on our properties that can be developed profitably. Even if we do discover commercially exploitable levels of resources on our properties, which is unlikely, there can be no assurance that we will be able to enter into commercial production.

Additionally we have entered into working interest agreements on Oil and gas properties subsequent to our fiscal year end. We have no intentions of purchasing for cash or other considerations any properties from our officers and/or directors.

The SSM Mine Claims

Acquisition and Location

In June 2005, Saleem S. Mohamed, our former president and a former member of the board of directors acquired one mineral property containing six mining claims in British Columbia, Canada by arranging the staking of the same through James W. McLeod, an unaffiliated third party. Mr. McLeod is a self-employed contract staker and field worker residing in Vancouver, British Columbia

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands, for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Mr. Mohamed paid Mr. McLeod $4,098 to stake the claims. No additional payments were made or are due Mr. McLeod for his services. The claims were recorded in Mr. Mohamed's name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On June 6, 2005, Mr. Mohamed executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Mohamed transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Mohamed has not provided us with a signed or executed bill of sale in our favor. Mr. Mohamed will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Mohamed will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Mohamed transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Mohamed will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested in the province where the minerals are located. In the case of the Company's property, that is the province of British Columbia.

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company's property is one such acquisition. Accordingly, fee simple title to the Company's property resides with the Crown.

The property is comprised of mining leases issued pursuant to the British Columbia Mineral Tenure Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The Crown does not have the right to reclaim provided at a minimum fee of CDN$100 is paid timely fashion. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no native land claims that affect title to the property. We have no plans to try i/nterest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves

The property is accessible by traveling north of Grand Forks, British Columbia, along the Granby River valley for 28 miles on a good all weather, paved road to near the confluence of the Granby River and Burrell Creek. A good all weather, gravel road, used actively by large logging trucks, is then taken for 6 miles to the north along Burrell Creek to the SSM mineral claim.

The SSM property lies within the Interior Wet Belt biotic zone and experiences between 25" and 35" of precipitation annually of which about 30% may occur as a snow equivalent. The summers can experience hot squally weather while the winters may be cold and last from November through March.

The valley bottoms are thick conifer forest covered which accounts for the very active logging industry in the area. Mining holds an historical and contemporary place in the development and economic well being of the area.

The Town of Grand Forks, British Columbia which lies 34 miles by road south of the mineral claim offers the necessary infrastructure required to base and carry out an exploration program.

The property is located in the south-central part of the Interior Plateau at the southern end of the Monashee Mountains. The physiographic setting of the property can be described as rounded, mountainous terrain that has been surficially altered both by the erosional and depositional (drift cover) effects of glaciation. The broad north-south trending valleys, i.e. the Granby, Burrell and Bluejoint all exhibit the U-shaped, glacial eroded cross section. Drift cover in the valleys may vary considerably.

The property is recorded as follows:

Tenure No.	Document Description	Date of Recording	Date of Expiration
508964	SSM	March 14, 2005	March 14, 2007

In order to maintain this property we must pay a fee of CND$100 per year per claim.

History

The earliest recorded mining history of the general area dates from 1896 - 1904 when the Franklin Camp was first staked. By 1906, the busiest of the early years, considerable exploration and development work was being carried-out. Intermittent activity and interest in the area, may at times be due to a renewed interest in gold, it has occurred at various times in the past and including the present. The mid-1970's and early 1980's saw the last sustained period of activity when a heap leaching gold operation was undertaken at the Union Mine. Presently, there is considerable activity about the Franklin Camp and much interest is being shown in the platinum group element (PGE) potential of the general area, in addition to that of gold.

There is no equipment or other infrastructure facilities located on the SSM property.

Property Geology

The geology of the SSM property area may be described as being underlain by roof pendants of greenstone, greywacke, limestone and paragneiss of Permian or younger age assigned to the Anarchist Group. These pendants of older rocks are observed on the property to lie on or be intruded by younger rock units of Nelson and Valhalla

Intrusions ranging from early to later Cretaceous age. Even younger Tertiary rocks are known to occur in the area as interlayered volcanic and sedimentary rock units assigned to the Phoenix Volcanic Group.

Our Proposed Exploration Program

Our exploration target objective for the SSM property is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been completed at the date of this report. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by James W. McLeod and a physical examination of the property by Mr. Mohamed, our president and director. The cost of staking the claim was included in the $4,098 paid to Mr. McLeod. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

Based on his review of information relating to the SSM Mine property, Mr. Mcleod concluded that the SSM Mine property warrants further exploration using a Sample Method to determine rock geochemistry in conjunction with ground geophysics. Based on the results of a sampling Phase a Secondary Phase of exploration would be undertaken.

Phase I would consist of compiling past exploration data and sampling areas of the property that were previously explored. Sampling consists of a consulting geologist gathering soil or pieces of rock that appear to contain precious metals such as gold and silver. All samples gathered are sent to a laboratory where they are crushed and analysed for metal content. By analyzing past exploration data relating to the property, a consulting geologist will be able to identify specific areas of the claims that have the greatest potential to host economic mineralization. Subsequent exploration will be focused on such areas.

Phase II would consist of geological mapping and geophysical test surveys. Geological mapping involves plotting previous exploration data relating to the SSM Mine Property on a map in order to determine the best property locations to conduct subsequent exploration work.

Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. These surveys will provide us with information about the rocks that lie below that surface of the property and allow us to determine whether certain mineralization found on the exposed rocks may continue at depth.

Accessibility

The property is accessible by traveling north of Grand Forks, British Columbia, along the Granby River valley for 28 miles on a good all weather, paved road to near the confluence of the Granby River and Burrell Creek. A good all weather, gravel road, used actively by large logging trucks, is then taken for 6 miles to the north along Burrell Creek to the SSM mineral claim.

Infrastructure

The Town of Grand Forks, British Columbia which lies 34 miles by road south of the mineral claim offers the necessary infrastructure required to base and carry out an exploration program.

Budget

Approximate costs for the recommended two phase program are as following:

Phase One:

Geological Mapping:	$10,000.00
Geological geophysical surveys:	$5,000.00
Trenching and Sampling:	$10,000.00
Mobilization and Demobilization:	$3,000.00
Reports, Maps, etc:	$2,000.00
Lodging, etc:	$2,000.00
Contingency:	$4,000.00

Total Phase I Costs:	$36,000.00

Phase Two:

Diamond Drilling:
Estimated: 1,400 Ft @ $20Ft	$28,000.00
Mobilization and Demobilization:	$10,000.00
Reports, Assays, etc:	$10,000.00
Contingency:	$15,000.00

Total Phase II Costs:	$63,000.00

Total Program Costs:	$99,000.00

We have not undertaken Phase 1 to determine if we should proceed to Phase 11. At present we are reviewing the recommendations of Mr. McLeod against the budgetary limitations facing the company. .

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies of application to the company’s operations in British Columbia.

We will have to sustain the cost of reclamation and environmental mediation for all exploration work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

–	Water discharge will have to meet water standards;
–	Dust generation will have to be minimal or otherwise re- mediated;
–	Dumping of material on the surface will have to be re- contoured and re-vegetated;
–	An assessment of all material to be left on the surface will need to be environmentally benign;
–	Ground water will have to be monitored for any potential contaminants;
–	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re- mediated; and,
–	There will have to be an impact report of the work on the local fauna and flora.

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

On July 18, 2006 our symbol was changed to “MYAR” from “MAYC”, in connection with a forward stock split on the basis of 1:15. Effective August 25, 2006 we formally changed our name to Primegen Energy Inc. and a new symbol “PGNE” was assigned on September 15, 2006.

The following table reflects the high and low bid information for our common stock obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
June 30, 2006	$n/a	$n/a
March 31, 2006	$n/a	$n/a
December 31, 2005	$n/a	$n/a

(1) Our common stock received approval for quotation on May 4, 2006. The first trade occurred June , 2006.

On September 15, 2006, the last closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $2.50.

As of June 30, 2006, there were 42 holders of record of our common stock who held an aggregate of 3,506,000 common shares. At the date of filing this report, there were 52,590,000 common shares were issued and outstanding (after being adjusted for the 1 to 15 forward split that occurred on July 18, 2006.

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240 , Las Vegas, Nevada 89123 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

During the year ended June 30, 2006, we did not issue any equity securities which were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Item 6.	Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations.

We are an exploration company and we will be structuring our acquisitions of mineral rights and working interest in oil and gas plays so that individual properties can be acquired at reasonable cost. Properties which we determine do not warrant further exploration or development expenditures will be divested, typically without further financial obligation to us. Although we believe that our exploration properties may contain significant mineralization or reserves, our analysis of most of these properties is at a preliminary stage and some or all of the properties may not advance to a development stage. The activities performed to date often have involved the analysis of data from previous exploration efforts by others, supplemented by our own exploration programs

There is no assurance that a commercially viable mineral deposit or oil and gas reserves exists on any of our properties, or that we will be able to identify any resources on any of these properties that can be developed profitably. Even if we do discover commercially exploitable levels of resources on any of our properties, which is unlikely, there can be no assurance that we will be able to enter into commercial production of our mineral properties.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve-month period.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next twelve-month period.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At June 30, 2006, we had working capital of $52,694, compared to working capital deficit of ($4,272) as at June 30, 2005.

At June 30, 2006, our total current assets were $96,018 which consisted of cash compared to total current assets of $25,044 which comprised of cash and $17,500 in prepaids as at June 30, 2005.

At June 30, 2006, our total current liabilities were $43,324, compared to total current liabilities of $29,316 as at June 30, 2005.

For the year ended June 30, 2006, we posted losses of $43,609 compared to $4,322 as at June 30, 2005 and to $47,931 since incorporation. The principal components of the loss for the year ended June 30, 2006 were professional fees, exploration costs and expenses, and general and administrative.

Operating expenses for the year ended June 30, 2006 were $43,609 compared to $4,322 as at June 30, 2005.

At June 30, 2006, we had cash on hand of $96,018 compared to $7,544 as at June 30, 2005.

Cash Requirements

We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their Notes to our financial statements for the year ended June 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through June 30, 2006 have incurred losses of $47,931 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

General and Administration Expenses

General and Administration expenses are written off to operations when incurred.

Translation of Foreign Currency

The functional currency and the reporting currency is the United States Dollar. Monetary assets and liabilities are translated at the current rate of exchange. The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

The gain or loss on translation is reported as a separate component of stockholders' equity and is not recognized in net income. Gains or losses on re-measurement are recognized in current net income. Gains or losses from foreign currency transactions are recognized in current net income.

Fixed assets are measured at historical exchange rates that existed at the time of the transaction. Depreciation is measured at historical exchange rates that existed at the time the underlying fixed asset was acquired. Capital accounts are translated at their historical exchange rates when the capital stock is issued.

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

Mining Properties and Exploration Costs

Exploration costs and costs of acquiring mineral properties are charged to operations in the year in which they are incurred, except where these costs relate to specific properties for which economically recoverable resources are estimated to exist, in which case they are capitalized.

Mining properties are, upon commencement of production, amortized over the estimated life of the ore body to which they relate or are written off if the property is abandoned or if there is considered to be a permanent impairment in value.

Investments in mining properties over which the company has significant influence but not joint control are accounted for using the equity method.

Site Restoration and Post Closure Cost

Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued.

Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to operations over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made.

Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities, and accordingly, management is not aware of any known environmental remedial liabilities as at March 31, 2006.

Recently Issued Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 ("FAS 154"), "Accounting Changes and Error Corrections" – a replacement of APB No. 20, "Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB Opinion 20 previously required that most voluntary changes in accounting principle to be recognized by including in the net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We estimate that the adoption of FAS 154 will not have a significant impact on our results of operations, financial condition and liquidity.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123r (revised 2004) "Share-Based Payment" ("123(R)"), which is a revision of FASB Statement No. 123, "Accounting For Stock-Based Compensation". Statement 123(R) supersedes APB Opinion No. 25, "Accounting For Stock Issued To Employees", and amends FASB Statements No. 95, "Statement of Cash Flows". Generally the approach in FASB Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grant of employees stock options, to be recognized in the income statements based on their fair value. Pro-forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the first interim or annual period begining after December 15, 2005 for small business issuers and June 15, 2005 for issuers that do not file as a small business issuer. Early adoption will be permitted in periods in which financial statements have not yet been issued.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•

A "Modified Prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all new or modified awards granted to employees after the effective date of Statement 123(R) that remain unvested on the effective date.

•

A "Modified Retrospective" method which includes the requirements of the modified prospective method described above but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purpose of pro-forma disclosure, all periods presented.

We plan to adopt Statement 123(R) using the modified prospective method.

We are unable to estimate the future impact that Statement 123(R) will have on our financial position, results of operations or cash flows due to unknown events, such as the type and number of share-based payments that will be granted, their terms, and their vesting periods.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB-107 provides the SEC staff's position regarding the application of Statement 123(R), which contains interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Changes in Stockholders' Equity (Deficiency)

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Audited Financial Statements

(Expressed in U.S. Dollars)

June 30, 2006 and 2005

Index	Page Number

Report of Independent Registered Public Accounting Firms	F-1

Balance Sheets	F-2

Statement of Changes in Stockholders’ Equity	F-3-4
Statements of Operations	F-5

Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PRIMEGEN ENERGY CORPORATION

We have audited the accompanying balance sheets of PRIMEGEN ENERGY CORPORATION as of June 30, 2005, and 2006, and the related statements of income, stockholders’ equity, and cash flows for the year ended June 30, 2006, the period from May 23, 2005 (inception) to June 30, 2005, and the period from May 23, 2005 (inception) to June 30, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PRIMEGEN ENERGY CORPORATION as of June 30, 2005, and 2006, and the results of its operations and its cash flows for the year ended June 30, 2006, the period from May 23, 2005 (inception) to June 30, 2005, and the period from May 23, 2005 (inception) to June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a negative working capital, and cumulative negative cash flows from inception. These items raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida

September 26, 2006

PRIMEGEN ENERGY CORPORATION (An Exploration Stage Company)
Balance Sheets
June 30, 2006 and 2005
(Expressed in U.S. Dollars)
			2006		2005
ASSETS
Current
Cash			$96,018		$7,544
Prepaids			-		17,500
Total assets			$96,018		$25,044

LIABILITIES
Current
Accounts payable and accrued expenses			$243		$-
Due to a related party			43,081		29,316
Total current liabilities			43,324		29,316
Total Liabilities		~~$~~	43,324	~~$~~	29,316

STOCKHOLDERS’ EQUITY
Share capital
Authorized:
Preferred stock	$0.00001 par value 100,000,000 shares authorized
None issued, allotted and outstanding:			-		-

Common stock	$0.00001 par value, 1,500,000,000 shares authorized
Issued, allotted and outstanding:
52,590,000	shares of common stock		526		750
Additional paid-in capital			100,590		-
Deficit accumulated during exploration stage			(48,422)		(5,022)
Total stockholders’ equity			52,694		(4,272)
Total liabilities and stockholders’ equity			$96,018		$25,044
The accompanying notes are an integral part of these financial statements.

PRIMEGEN ENERGY CORPORATION
(An Exploration Stage Company)
Statement of Changes in Stockholders' Deficiency
For the periods May 23, 2005 (Inception) to June 30, 2006						Page 1 of 2
(Expressed in U.S. Dollars)

					Deficit	Total
			Additional		Accumulated During	Stock-
	Common stock		paid-in		Exploration	holders'
	Shares	Amount	capital		Stage	(deficiency)

Common stock issued to founders for cash
($0.00001 per share) May 25, 2005	75,000,000	$750			$(700)	$50

- net loss May 23, 2005 to June 30, 2005					$(4,322)	$(4,322)

Balance, June 30, 2005	75,000,000	$750	-	$	$(5,022)	$(4,272)

The accompanying notes are an integral part of these financial statements.
	On July 18, 2006 a forward split of (15) new for (1) old common shares was effected. Amounts above have been restated.

PRIMEGEN ENERGY CORPORATION
(An Exploration Stage Company)
Statement of Changes in Stockholders' Deficiency
For the period May 23, 2005 (Inception) to June 30, 2006					Page 2 of 2
(Expressed in U.S. Dollars)

				Deficit	Total
			Additional	Accumulated During	Stock-
	Common stock		paid-in	Exploration	holders'
	Shares	Amount	capital	Stage	(deficiency)

Balance, June 30, 2005	75,000,000	$750	$-	$(5,022)	$(4,272)

Common stock issued for cash at $0.10
per share on March 14, 2006	15,090,000	$151	$100,590	$(141)	$100,600

Common Stock cancelled
June 21, 2006	(37,500,000)	$(375)		$350	$(25)

- net loss year ended June 30, 2006				$(43,609)	$(43,609)

Balance, June 30, 2006	52,590,000	$526	$100,590	$(48,422)	$52,694

The accompanying notes are an integral part of these financial statements.
	On July 18, 2006 a forward split of (15) new for (1) old common shares was effected. Amounts above have been restated.

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

	From Inception Date of May 23, 2005 to Period Ended June 30, 2006
			For the Year Ended June 30, 2006	For the Period From May 23, 2005 to June 30, 2005
General and Administrative Expenses
Audit and accounting fees		$11,986	$11,986	$-
Bank charges and interest		673	667	6
Office costs		723	630	93
Legal fees		25,241	25,241	-
Filing fees		2,588	2,463	125
Mineral property costs – impairment		6,098	2,000	4,098
Travel expenses		622	622	-
Total general and administrative expenses		47,931	43,609	4,322
Net income (loss)	4	(47,931)	(43,609)	(4,322)
OTHER EXPENSE
Foreign currency translation gain(loss)		-	-	-
Provision for income taxes		-	-	-
Net income (loss) for the Period		$(47,931)	$(43,609)	$(4,322)

LOSS PER SHARE – BASIC AND FULLY DILUTED			$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES BASIC and FULLY DILUTED			78,540,329	75,000,000

The accompanying notes are an integral part of these financial statements.

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

From Inception Date of May 23, 2005 to Period Ended June 30, 2006		For the Year Ended	For the Period from May 23, 2005 to
		June 30, 2006	June 30, 2005
Cash Provided by (Used for) Operating Activities
Net income (loss) for the period	$(47,931)	$(43,609)	$(4,322)
Changes in non-cash working capital items
Accounts payable and accrued	243	243	-
Increase in prepaids	-	17,500	(17,500)
Increase in due to a related party	43,082	13,766	29,316
Cash used by operations	(4,606)	(12,100)	7,494
Investing Activities
Purchase of mineral rights	-	-	-
Cash used by investing activities		-	-
Financing Activities
Issuance of common stock	100,624	100,574	50
Cash provided by financing activities	100,624	100,574	50
Cash Increase During the Period	96,018	88,474	7,544
Cash, Beginning of Period	-	7,544	-
Cash and Equivalent, End of Period	96,018	96,018	7,544
SUPPLEMENTAL CASH FLOW INFORMATION
Cash and Equivalents consist of:
Cash	$96,018	$96,018	$7,544

The accompanying notes are an integral part of these financial statements.

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the years ended June 30, 2006 and 2005

(Expressed in U.S. dollars)

1.	Nature and Continuance of Operations

Maysia Resources Corporation (“The Company”) was incorporated in the State of Nevada on May 23, 2005, and that is the date of inception. On August 25, 2006 the Company changed its name to Primegen Energy Corporation. The company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $47,931 since inception and might not have sufficient working capital for the next twelve months. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company’s fiscal year end is June 30.

(a) Mineral leasehold acquisition costs and deferred exploration expenditures

Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold cost and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonment. These costs are evaluated at the end of each reporting period for indication of impairment. An impairment of $6,098 is charged to income, $2,000 thereof for the year ended June30, 2006, and $4,098 thereof for the period from May 23, 2005 to June 30, 2005.

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company

Notes to Financial Statements

For the Period from May 23, 2005 to June 30, 2006

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

If a property is put into production the related acquisition and exploration costs will be depreciated over the life of the property, based on estimated economic reserves. Proceeds received from the sale of any interest in property will first be credited against the carrying value of the property, with any excess included in operation for the period. If a property is abandoned, the property and deferred exploration costs will be written off to operations.

(b) Use of Estimates and Assumptions

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

(c) Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(d) Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and loan payable to related party approximate their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

(e) Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the Period from May 23, 2005 to June 30, 2006

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(f) Income Taxes

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

(g) Basic and Diluted Net Loss Per Share

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

(h) Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “ Accounting for Stock-based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunctjion with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the Period from May 23, 2005 to June 30, 2006

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans , performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

(i) Comprehensive Income

The Company has no items that represent other comprehensive income, and therefore no statement of comprehensive income is provided.

(j) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality credit institution.

(k) Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

(l)	Cash and Cash Equivalents

The Company considers all investments with a maturity of three months or less to be cash equivalents for purposes of the cash flow statement.

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the Period from May 23, 2005 to June 30, 2006

(Expressed in U.S. dollars)

3.	Mineral Property

The company owns a 100% interest in a mineral claim referred to as SSM mineral claim, comprising a total of 20 contiguous units and an area of 1,038 acres. The property is situated within the Burrell Creek and St. Annes Creek valleys on the southern end of the Franklin Gold Camp in the Greenwood Mining Division, British Columbia, Canada. The claim was acquired on June 7, 2005 by Mr. Saleem Mohamed on behalf of the Company for $10.00 and in accordance with US GAAP, as the value is impaired, it is expensed in the period in which the cost is incurred. The property is held in trust for the Company by Mr. Saleem Mohamed. The property is in good standing until March 15, 2007.

4.	Preferred Stock – Terms and Conditions

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

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the Period from May 23, 2005 to June 30, 2006

(Expressed in U.S. dollars)

4.	Preferred Stock – Terms and Conditions (continued)

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

5.	Common Stock

On July 11, 2006, we split our common shares on the basis of 15 for 1. As a result, our articles of incorporation were amended to increase our authorized common stock from 100,000,000 shares to 1,500,000,000 shares. The par value of our common stock remained $0.00001 per share. Our preferred stock was not affected by the split. Further, no shareholder approval was required or obtained pursuant to NRS 78.209. Prior to the stock split, there were 3,506,000 shares of common stock outstanding. After the stock split there were 52,590,000 shares of common stock outstanding. The record date for the split was July 18, 2006. The financial statements and notes have been changed to reflect the retroactive effect of the 15 to 1 forward stock split which has been accounted for as a stock dividend.

6.	Related Parties

As at June 30, 2006, $43,081 (June 30, 2005 - $29,315) is a loan payable to a related party, who is a Director, Chief Executive Officer and principal shareholder of the company. This amount is unsecured, bears no interest with no specific terms of repayment.

No management remuneration have been incurred with, or recorded for, related parties during the years.

7.	Deferred Tax Assets

The Company has losses forward for income tax purposes to June 30, 2006. There are no current or deferred tax expenses for the period ended June 30, 2006, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the Period from May 23, 2005 to June 30, 2006

(Expressed in U.S. dollars)

7.	Deferred Tax Assets (continued)

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

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	June 30, 2006	June 30, 2005
Deferred tax assets	$ 16,530	$ 1,469
Valuation allowance	$ (16,530)	$ (1,469)
Net deferred tax assets	$ -	$ -

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended June 30, 2006 is as follows:

	June 30, 2006	June 30, 2005
Statutory federal income tax rate	34.00%	34.00%
Valuation allowance	(34.00%)	(34.00%)
Effective income tax rate	0.00%	0.00%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at June 30, 2006 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses. The company has net operating losses carried forward of $52,939 which expire through June 30, 2025.

8.	Subsequent events

One July 11, 2006, we split our common shares on the basis of 15 for 1. As a result, our articles of incorporation were amended to increase our authorized common stock from 100,000,000 shares to 1,500,000,000 shares. The par value of our common stock remained $0.00001 per share

Effective August 1, 2006 we accepted the resignations of Saleem Mohamed and Gurdeep Kainth and appointed Gordon A. Samson to our Board of Directors.

Effective August 9, 2006 we appointed Glen Harder to our Board of Directors.

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the Period from May 23, 2005 to June 30, 2006

(Expressed in U.S. dollars)

8.	Subsequent events (continued)

Effective August 11, 2006 we entered into an agreement (the “Agreement”) with Archer Exploration, Inc. to acquire a 35% working interest in a natural gas play known as ‘Joe’s Landing’ located near Sacramento, California. We executed a promissory note for $199,980 for one year at 6% per annum to fund our obligation in the participation agreement.

Effective August 14, 2006 we further entered into an agreement to acquire a 100% net revenue interest in an unaffiliated Texas-based limited partnership, which holds a 10% working interest in approximately 40,000 acres of leases and a subsequent development program to develop shale-based natural gas in the area of Fayeteville, Arkansas. The interest was acquired for $2.5 million which was paid by a 1-year promissory note bearing interest at 6% per annum.

Effective August 14, 2006 we entered into a Letter of Intent (“LOI”) and standstill agreement with an unaffiliated party to acquire MB Gas Inc., a Calgary, Alberta, based oil and gas exploration company, for up to $15,000,000. MB Gas owns 90% of an oil and gas project known as the “Manyberries Project”, located in Southern Alberta. The Manyberries Project includes varied working interests in lands hosting both proven and probable gas reserves, and facilities, which are in early to advanced stages of development.

Effective August 25, 2006 we formally changed our name to Primegen Energy Inc.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 15, 2006, we decided to engage new auditors as our independent accountants to audit our financial statements. Our Board of Directors approved the change of accountants to De Leon & Company, an independent registered firm of Certified Public Accountants.

During our most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Moen and Company Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by Moen and Company Chartered Accountants, for the last fiscal year did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principals, except that Moen and Company Chartered Accountants expressed in their report substantial doubt about our ability to continue as a going concern. Our board of directors approved the change of auditors.

We engaged the firm of De Leon & Company, as of August 15, 2006. De Leon & Company was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Item 8A.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer. Based upon that evaluation, our company's president and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at August 15, 2006, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Gordon A. Samson	Chief Financial Officer and Director	48	August 1, 2006
Glen D. Harder	Director	47	August 9, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Gordon Samson, Chief Financial Officer and Director

Mr. Samson was appointed a director on August 1, 2006

Mr. Samson is an accredited accountant with approximately 20 years of experience in the financial arena.  From April 1997 to March 2000, Mr. Samson was an Account Manager and Investment Advisor with Global Securities Corporation and provided controller services to a variety of publicly held companies.  From March 2000 to November 2000, Mr. Samson was a Controller and Consultant for American Resource Managements Consultant, Ltd. and provided CFO services to several companies.  During that time, Mr. Samson was on the Board of Directors of Manu Forti Group, Inc. (OTCBB - "MNFG"), Data Fortress Systems Group, Ltd. (OTCBB - "DFGRF") and CYOP Systems International, Inc. (OTCBB - "CYOI") among others.  From November 2000 to April 2001, Mr. Samson was a Corporate Finance Associate with Moore Consulting Services, Inc. and provided operational, due diligence, and business plan services for corporate and business sponsor use.  Until recently Mr. Samson was also CFO and Diector of Cascade Energy Inc. (“CSCE”), an independent director of Fidelis Energy Inc. (“FDEI”) an independent director of Silver Star Energy Inc. (“SVSE”) and Chief Financial Officer and director of Tao Minerals Ltd. (“TAOL”).

Glen D. Harder, Director

Mr. Harder was appointed a director on August 9, 2006.

Mr. Harder is a senior securities and corporate finance lawyer with nearly 20 years of experience in structuring and capitalizing early stage corporations, completing acquisitions, mergers, reorganizations, takeovers and arrangements, corporate governance issues, and, completing public and private debt or equity financing transactions. Mr. Harder is the principal of a law firm that focuses primarily on the natural resource sector – with an emphasis on mining and oil and gas exploration and production. He currently represents reporting companies in both the United States and Canada.

Committees of the Board

Audit Committee

Our entire board of directors serves as our Audit Committee.

Nominating Committee

Our entire board of directors serves as our Nominating Committee which oversees the process by which individuals may be nominated to our board of directors.

The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate Nominating Committee consisting of independent directors, if the number of our directors is expanded.

Compensation Committee

We do not have a compensation committee.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

Our board of directors have not yet established a Code of Ethics and Business Conduct.

Audit Committee Financial Expert

Our board of directors has determined that it has one member of its audit committee, Gordon Samson, qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, however, Mr. Samson is not “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2006, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.	Executive Compensation.

The following table provides certain summary information concerning the compensation earned by our President and each of our three other most highly compensated executive officers whose aggregate salary and bonus for the fiscal year ended June 30, 2006 was in excess of $100,000 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens-ation ($)	Total ($)
Saleem Mohamed(1) Principal Executive Officer (former)	2006 2005	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil
Gurdeep Kainth(2) (former director)	2006 2005	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil
Gordon A. Samson(3) Principal Accounting Officer	2006 2005	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil
Glen D. Harder(4) Director	2006 2005	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil

(1)	Mr. Mohamed was appointed on September 9, 2005 and resigned August 1, 2006.
(2)	Mr. Kainth was appointed on September 9, 2005 and resigned August 1, 2006.
(3)	Mr. Samson	was appointed on August 1, 2006.
(4)	Mr. Harder was appointed on August 9, 2006.

Stock Options and Stock Appreciation Rights

From the date of inception and up to June 30, 2006, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on June 30, 2006.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to June 30, 2006.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

As of August 15, 2006 we have not entered into any agreements with either Gordon A. Samson or Glen D. Harder.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

As of the date of the filing of this report there were 52,590,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of August 15, 2006 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Directors and Executive Officers
William Marshall 9595 Wilshire Blvd Beverly Hills, CA 90212	30,000,000	57.04%
Gordon A. Samson 2943 Woodcrest Place Surrey, B.C. , Canada V4P 2K8	3,750,000	7.13%
Glen D. Harder 3220 Westmount Road West Vancouver, BC, Canada, V7V 3G6	3,750,000	7.13%
Directors and Officers as a group (3 persons)	37,500,000	71.30%

* less than 1%

(1)

Based on 52,590,000 shares of common stock issued and outstanding as of August 15, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	The named parties have dispositive and voting power over these shares.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.	Certain Relationships and Related Transactions.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 13.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2/A Registration Statement, filed on September 9, 2005).
3.2	Bylaws (incorporated by reference from our Form SB-2/A Registration Statement, filed on September 9, 2005).
(10)	Material Contracts
10.1	Bill of Sale (incorporated by reference from our SB-2/A Registration Statement, filed on September 9, 2005).
10.2	Trust Agreement (incorporated by reference from our SB-2/A Registration Statement, filed on September 9, 2005).
(23)	Consents
23.1	Consent of Moen & Company, Chartered Accountants (incorporated by reference from our SB-2/A Registration Statement, filed on September 9, 2005).
23.2	Consent of Conrad C. Lysiak, Esq. (incorporated by reference from our SB-2/A Registration Statement, filed on September 9, 2005).
(99)	Subscription
99.1	Subscription Agreement (incorporated by reference from our SB-2/A Registration Statement, filed on September 9, 2005).
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Gordon Samson.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Glen Harder.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Gordon Samson.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Glen Harder.

*Filed herewith

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended June 30, 2006 and June 30, 2005:

Services	2006	2005
Audit fees	17,113	5,000
Audit related fees
Tax fees
All other fees		6,986

Total fees	17,113	11,986

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Principal Accountants.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use our Principal Accounts for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage our Principal Accountant to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Principal Accountants are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by our Principal Accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our Principal Accountants independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMEGEN ENERGY CORPORATION

By: /s/ Gordon A. Samson

Gordon A. Samson

Principal Accounting Officer and Director

Date: September 29, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gordon Samson

Gordon A. Samson

Director

Principal Accounting Officer

Date: September 29, 2006.

By: /s/ Glen Harder

Glen D. Harder

Principal Executive Officer and Director

Date: September 29, 2006.