Form 10QSB
period 2006-09-30
PRIMEGEN ENERGY CORP
filed 2006-11-14
CIK 1329015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number  000-52025

PRIMEGEN ENERGY CORPORATION
(Name of small business issuer as in its charter)
Nevada	98-0502435
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Suite 900, 3625 N. Hall Street, Dallas, TX 75219-5106
(Address of principal executive offices)
(214) 459-1217
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of November 2, 2006, there were 37,590,000 shares of the issuer’s common stock and outstanding, par value $0.00001.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ ]     No ☒

CW902991.1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results than can be expected for the year ended June 30, 2007.

CW902991.1

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Audited Financial Statements

(Expressed in U.S. Dollars)

September 30, 2006

Index	Page Number
Balance Sheets	F-1
Statement of Changes in Stockholders’ Equity	F-2-3
Statements of Operations	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6-16

CW902991.1

PRIMEGEN ENERGY CORPORATION (An Exploration Stage Company)
Balance Sheets
September 30, 2006 and June 30, 2006
(Expressed in U.S. Dollars)
			September 30, 2006		June 30, 2006
ASSETS
Current
Cash			$51,689		$96,018
Prepaids			6,000		-
Total current assets			57,689		96,018

Oil and Gas properties			2,500,000		-
Total Assets			$2,557,689		$96,018

LIABILITIES
Current
Accounts payable and accrued expenses			$35,507		$243
Due to a related party			43,081		43,081
Loans Payable			2,699,980		-

Total current liabilities			2,778,569		43,324
Total Liabilities		~~$~~	2,778,569	~~$~~	43,324

STOCKHOLDERS’ EQUITY
Share capital
Authorized:
Preferred stock	$0.001 par value 100,000,000 shares authorized
None issued, allotted and outstanding:			-		-

Common stock	$0.00001 par value, 1,500,000,000 shares authorized
Issued, allotted and outstanding:
37,590,000	shares of common stock		376		526
Additional paid-in capital			100,590		100,590
Deficit accumulated during exploration stage			(321,996)		(48,422)
Total stockholders’ equity			(221,030)		52,694
Total liabilities and stockholders’ equity			$2,557,689		$96,018
The accompanying notes are an integral part of these financial statements.

CW902991.1

PRIMEGEN ENERGY CORPORATION
(An Exploration Stage Company)
Statement of Changes in Stockholders' Deficiency
For the periods May 23, 2005 (Inception) to September 30, 2006						Page 1 of 2
(Expressed in U.S. Dollars)

					Deficit	Total
			Additional		Accumulated During	Stock-
	Common stock		paid-in		Exploration	holders'
	Shares	Amount	capital		Stage	(deficiency)

Common stock issued to founders for cash
($0.00001 per share) May 25, 2005	75,000,000	$750			$(700)	$50

- net loss May 23, 2005 to June 30, 2005					$(4,322)	$(4,322)

Balance, June 30, 2005	75,000,000	$750	-	$	$(5,022)	$(4,272)

The accompanying notes are an integral part of these financial statements.
	On July 18, 2006 a forward split of (15) new for (1) old common shares was effected. Amounts above have been restated.
	On November 2, 2006 15,000,000 common shares were cancelled

CW902991.1

PRIMEGEN ENERGY CORPORATION
(An Exploration Stage Company)
Statement of Changes in Stockholders' Deficiency
For the period May 23, 2005 (Inception) to September 30, 2006					Page 2 of 2
(Expressed in U.S. Dollars)

				Deficit	Total
			Additional	Accumulated During	Stock-
	Common stock		paid-in	Exploration	holders'
	Shares	Amount	capital	Stage	(deficiency)
Balance, June 30, 2005	75,000,000	$750	$-	$(5,022)	$(4,272)

Common stock issued for cash at $0.10
per share on March 14, 2006	15,090,000	$151	$100,590	$(141)	$100,600

Common Stock cancelled
June 21, 2006	(37,500,000)	$(375)		$350	$(25)

- net loss year ended June 30, 2006				$(43,609)	$(43,609)

Balance, June 30, 2006	52,590,000	$526	$100,590	$(48,422)	$52,694

- net loss period ended September 30, 2006				$(273,574)	$(273,574)

Common Stock cancelled
November 2, 2006	15,000,000	(150)			(150)

Balance, September 30, 2006	52,590,000	$376	$100,590	$(321,996)	$(221,030)

The accompanying notes are an integral part of these financial statements.
	On July 18, 2006 a forward split of (15) new for (1) old common shares was effected. Amounts above have been restated.
	On November 2, 2006 15,000,000 common shares were cancelled

CW902991.1

CW902991.1

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

	From Inception Date of May 23, 2005 to Period Ended September 30, 2006		For the three month period Ended September 30
			2006	2005
General and Administrative Expenses
Audit and accounting fees		$16,994	$5,008	$7,020
Bank charges and interest		784	111	101
Office costs		827	104	10,241
Investor relations		29,155	29,155	-
Legal fees		35,868	10,628	-
Filing fees		4,861	2,273	-
Rent		3,598	3,598	-
Travel expenses		622	-	-
Total general and administrative expenses		92,709	50,877	17,362
Net income (loss)	4	(92,709)	(50,877)	(17,362)
OTHER EXPENSE
Exploration costs		201,531	195,433	-
Interest expense		27,264	27,264	-
Net income (loss) for the Period		$(321,504)	$(273,574)	$(17,362)

LOSS PER SHARE – BASIC AND FULLY DILUTED			$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF ISSUED SHARES BASIC and FULLY DILUTED			52,590,000	75,000,000

The accompanying notes are an integral part of these financial statements.

CW902991.1

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

From Inception Date of May 23, 2005 to Period Ended September 30, 2006		For the three Month Period Ended September 30	For the three Month Period Ended September 30
		2006	2005
Cash Provided by (Used for) Operating Activities
Net income (loss) for the period	$(321,504)	$(273,574)	$(17,362)
Changes in non-cash working capital items
Accounts payable and accrued	35,507	35,264	(1,000)
Increase in prepaids	(6,000)	(6,000)	-
Increase in due from a related party	43,081	-	10,241
Cash used by operations	(248,916)	(244,310)	(8,121)
Investing Activities
Purchase of mineral rights	(2,695,433)	(2,695,433)	-
Oil and Gas exploration costs	195,433	195,433
Cash used by investing activities	(2,500,000)	(2,500,000)	-
Financing Activities
Issuance of common stock	100,625	-	-
Loans payable	2,699,980	2,699,980
Cash provided by financing activities	2,800,605	2,699,980	-
Cash Increase During the Period	51,689	(44,330)	(8,121)
Cash, Beginning of Period	-	96,018	10,050
Cash and Equivalent, End of Period	51,689	51,689	1,929
SUPPLEMENTAL CASH FLOW INFORMATION
Cash and Equivalents consist of:
Cash	$51,689	$51,689	$7,544

The Company did not expend cash for interest or taxes during the period from May 23, 2005 (inception) through

September 30, 2006.

The accompanying notes are an integral part of these financial statements.

CW902991.1

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the three month period ended September 30, 2006 and 2005

(Expressed in U.S. dollars)

1.	Nature and Continuance of Operations

Primegen Energy Corporation (“The Company”) was incorporated in the State of Nevada on May 23, 2005, as Maysia Resources Corporation and that is the date of inception. On August 25, 2006 the Company changed its name to Primegen Energy Corporation. The company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired Oil and Gas interests In California and Arkansas, as well as a mineral property located in the Province of British Columbia, Canada. The recoverability of resources from the properties will be dependent upon the discovery of economically recoverable reserves, and the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the agreements, and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $321,504 since inception and might not have sufficient working capital for the next twelve months. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company’s fiscal year end is June 30.

(a) Use of Estimates and Assumptions

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

CW902991.1

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company

Notes to Financial Statements

For the three month period ended September 30, 2006 and 2005

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(b) Foreign Currency Translation

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

(c) Financial Instruments

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

(d) Environmental Costs

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

CW902991.1

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the three month period ended September 30, 2006 and 2005

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(e) Income Taxes

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

(f) Basic and Diluted Net Loss Per Share

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

(g) Stock-based Compensation

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

CW902991.1

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the three month period ended September 30, 2006 and 2005

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

(h) Comprehensive Income

The Company has no items that represent other comprehensive income, and therefore no statement of comprehensive income is provided.

(i) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality credit institution.

(j) Recent Accounting Pronouncements

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

CW902991.1

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the three month period ended September 30, 2006 and 2005

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(k) Mineral property acquisition costs and deferred exploration expenditures

Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold cost and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonment. These costs are evaluated at the end of each reporting period for indication of impairment. An impairment of $6,098 was charged to income to June 30, 2006, $2,000 thereof for the year ended June 30, 2006, and $4,098 thereof for the year ended June 30, 2005.

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

(l)	Oil and Gas Activities - Successful Efforts Method of Accounting

On April 4, 2005, the FASB adopted FASB Staff Position FSP FAS 19-1 that amends Statement of Financial Accounting Standards No. 19 (FAS 19), Financial Accounting and Reporting by Oil and Gas Producing Companies, to permit the continued capitalization of exploratory well costs beyond one year if (a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project.

The Company accounts for its crude oil exploration and natural gas development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

CW902991.1

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the three month period ended September 30, 2006 and 2005

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

The application of the successful efforts method of accounting requires managerial judgment to determine that proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. Delineation seismic incurred to select development locations within an oil and gas field is typically considered a development cost and capitalized, but often these seismic programs extend beyond the reserve area considered proved and management must estimate the portion of the seismic costs to expense. The evaluation of oil and gas leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

The successful efforts method of accounting can have a significant impact on the operational results reported when the Company is entering a new exploratory area in hopes of finding an oil and gas field that will be the focus of future development drilling activity. The initial exploratory wells may be unsuccessful and will be expensed. Seismic costs can be substantial which will result in additional exploration expenses when incurred.

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

4.	Oil and Gas Properties

The Company entered into agreements to acquire interests in various unproven oil and gas properties as follows:

Fayetteville Shale in Arkansas

On August 14 we announced that the Company had acquired 100% of the Class A Interest of FS Sub-participation #1 LP (the "Partnership") for and in consideration of the sum of

CW902991.1

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company

Notes to Financial Statements

For the three month period ended September 30, 2006 and 2005

(Expressed in U.S. dollars)

4.	Oil and Gas Properties (continued)

$2,500,000.00, subject to formal ratification by the general partner.  The Partnership is secondarily participating by sub participation in a 10% working interest (the "Working Interest") in approximately 30,000 acres in the Fayetteville Shale play located in Van Buren, Stone and Cleburne Counties, Arkansas.  Under the sub participation, the lead participant has agreed to pay the Company's share of the 10% Working Interest proceeds received by the lead participant from the operator.

The participants in the play are presently consolidating their lease positions and plan to drill the first wells in late Q4 of 2006. It is estimated that each well will be drilled at a cost of approximately $2 million, or $200,000 net to the interest of the Company. The horizontal wells will likely be drilled on 80-acre spacing; fracture stimulated and, if successful, will produce natural gas. There is a major (16”) gas pipeline within close proximity.

The Fayetteville Shale in Arkansas is now actively being developed for shale-gas analogous to the successful development of the Barnett shale, as many mid-continent gas producers consider this region to be the next promising unconventional shale-gas play. The Fayetteville Shale Play is currently being explored and developed by, among others, SouthWestern Energy (“SECO”) (with 880,000 acres), Chesapeake (1 million acres), Shell (100,000 acres), Maverick (100,000 acres) and Hallwood (with 100,000 acres). SECO recently announced an increase their daily net gas production for the Q2 period of 50 MMCF per day, up from 20 MMCF in Q1. SECO now is producing from 148 wells (94 being horizontal) and it plans to drill 175-200 additional wells through 2007 (for a total investment of $325 Million).

Joe’s Landing in Yolo County, California

On August 11th, we announced that it has executed an agreement to acquire a 32.5% working interest in a natural gas play known as ‘Joe’s Landing’ located near Sacramento, California.

The Joe’s Landing Prospect is situated in Yolo County, California, approximately 10 miles northwest of the City of Sacramento. The 1,400 plus gross acres is targeting Upper Cretaceous Starkey and Markley gas potential above 5,000 feet. The estimated prospect potential was based on the interpretation of seismic tests and if all anomalies were productive was projected to possibly indicate 15 BCF gas. Analogous production near the prospect is the Sacramento Airport field that has an estimated recovery of 16.8 BCF. Other similar fields are the Rio Jesus, Karnak and Freemont Landing.

Production estimates on a successful gas well were between 1.5 and 2.5 MMCF per day on an I.P.R. basis. PrimeGen and working interest partners drilled the first gas well at Joe’s landing in approximately 3 weeks. The well was determined to be uneconomical and was plugged and abandoned in August 2006. Total cost of the well of $195,433 was expensed and allocated to exploration costs as a dry hole.

CW902991.1

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the three month period ended September 30, 2006 and 2005

(Expressed in U.S. dollars)

4.	Oil and Gas Properties (continued)

Kansas Petroleum Database

On October 31, 2006 The Company has acquired a 90% participation right for $675,000 to plays resulting from the analysis of a proprietary database encompassing the geological analysis of approximately one million acres located in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties. The detailed analysis of the data-base will be used to generate oil and gas drilling opportunities which may have been overlooked by traditional exploration methods.

5.	Preferred Stock – Terms and Conditions

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

CW902991.1

holders of preferred stock for the current period (and in the case of cumulative dividends, if any, payable

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the three month period ended September 30, 2006 and 2005

(Expressed in U.S. dollars)

5.	Preferred Stock – Terms and Conditions (continued)

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

6.	Common Stock

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

7.	Related Parties

As at September 30, 2006, $43,081 (September 30, 2005 - $39,556 is a loan payable to a related party, who was a former Director, Chief Executive Officer of the company. This amount is unsecured, bears no interest with no specific terms of repayment.

No management remuneration have been incurred with, or recorded for, related parties during the years.

8.	Deferred Tax Assets

The Company has losses forward for income tax purposes to September 30, 2006. There are no current or deferred tax expenses for the period ended September 30, 2006, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future

CW902991.1

tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the three month period ended September 30, 2006 and 2005

(Expressed in U.S. dollars)

7.	Deferred Tax Assets (continued)

period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	September 30, 2006	September 30, 2005
Deferred tax assets	$ 321,504	$ 39,177
Valuation allowance	$ (321,504)	$ (39,177)
Net deferred tax assets	$ -	$ -

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended September 30, 2006 is as follows:

	September 30, 2006	September 30, 2005
Statutory federal income tax rate	34.00%	34.00%
Valuation allowance	(34.00%)	(34.00%)
Effective income tax rate	0.00%	0.00%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at September 30, 2006 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses. The company has net operating losses carried forward of $321,504.

7.	Demand Loans

	September 30, 2006	September 30, 2005

i. Interest at 6% per annum:
- Aquilla Finance Capital Ltd.	199,980	-

Ii Interest at 6% per annum:
- Projection Capital Ltd.	2,500,000	-

Total	$ 2,699,980	$ -

CW902991.1

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the three month period ended September 30, 2006 and 2005

(Expressed in U.S. dollars)

8.	Oil and Gas Activities

Property	Reserve	Revenue	Amortization	Capitalized Costs	Dry Hole

Joe’s Landing	Unproved	$ -	$ -	$ -	$ 195,433
Fayetteville	Unproved	-	-	2,500,000	-

		$ -	$ -	$ 2,500,000	$ 195,433

On April 4, 2005, the FASB adopted FASB Staff Position FSP FAS 19-1 that amends Statement of Financial Accounting Standards No. 19 (FAS 19), Financial Accounting and Reporting by Oil and Gas Producing Companies, to permit the continued capitalization of exploratory well costs beyond one year if (a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. Once exploration activities demonstrate that sufficient quantities of commercially producible reserves have been discovered, continued capitalization is dependent on project reviews, which take place at least annually, to ensure that satisfactory progress toward ultimate development of the reserves is being achieved. Exploratory well costs not meeting these criteria are charged to expense. The Company's properties have been held less than one year and progress in their development continues. Consequently the Company does not believe that the application of FSP FAS 19-1 will have a material impact on its financial statements. Costs of unproved properties will be assessed periodically to determine if an impairment loss should be recognized.

9.	Subsequent events

On October 31, 2006 the Company has acquired a 90% participation right to plays resulting from the analysis of a proprietary database encompassing the geological analysis of approximately one million acres located in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties. The detailed analysis of the data-base will be used to generate oil and gas drilling opportunities which may have been overlooked by traditional exploration methods.

On October 30, 2006 the Company appointed Mr. William Marshall to the Board of Directors, as well as his concurrent appointment to the position of Chairman.

On November 2, 2006 15,000,000 common shares were surrendered to the Company and cancelled.

CW902991.1

Item 2.   Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, and “Primegen” mean Primegen Energy Corporation, a Nevada corporation, unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on May 23, 2005 with authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001.

One July 11, 2006, we split our common shares on the basis of 15 for 1. As a result, our articles of incorporation were amended to increase our authorized common stock from 100,000,000 shares to 1,500,000,000 shares. The par value of our common stock remained $0.00001 per share. Our preferred stock was not affected by the split. Further, no shareholder approval was required or obtained pursuant to NRS 78.209. Prior to the stock split, there were 3,506,000 shares of common stock outstanding. After the stock split there were 52,590,000 shares of common stock outstanding. The record date for the split was July 18, 2006. The financial statements and notes have been changed to reflect the retroactive effect of the 15 to 1 forward stock split which has been accounted for as a stock dividend. On November 2, 2006, 15,000,000 common shares were cancelled and 37,590,000 common shares are outstanding. Our trading symbol on the OTC Bulletin Board was changed from “MAYR” to “MYAR” in connection with the forward stock split. On August 25, 2006 we changed our name to Primegen Energy Corporation and our trading symbol on the OTC Bulletin Board was changed to “PGNE” on September 15, 2006.

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

CW902991.1

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

There is no assurance that a commercially viable resource exists on any of our properties; further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete an exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral or oil and gas deposits would constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, beginning at page 5 of our annual report on Form 10-KSB, for additional information about the risks of mineral and resource exploration.

Mineral Property

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

Oil and Gas Properties

The Fayetteville Shale Prospect in Arkansas is now actively being developed for shale-gas analogous to the successful development of the Barnett shale, as many mid-continent gas producers consider this region to be the next promising unconventional shale-gas play. The Fayetteville Shale Play is currently being explored and developed by, among others, SouthWestern Energy (“SECO”) (with 880,000 acres), Chesapeake (1 million acres), Shell (100,000 acres), Maverick (100,000 acres) and Hallwood (with 100,000 acres). SECO recently announced an increase their daily net gas production for the Q2 period of 50 MMCF per day, up from 20 MMCF in Q1. SECO now is producing from 148 wells (94 being horizontal) and it plans to drill 175-200 additional wells through 2007 (for a total investment of $325 Million).

We acquired 100% of the Class A Interest of FS Sub-participation #1 LP (the "Partnership") for and in consideration of the sum of $2,500,000.00, subject to formal ratification by the general partner.  The Partnership is secondarily participating by sub participation in a 10% working interest (the "Working Interest") in approximately 30,000 acres in the Fayetteville Shale play located in Van Buren, Stone and Cleburne Counties, Arkansas.  Under the sub participation, the lead participant has agreed to pay our share of the 10% Working Interest proceeds received by the

CW902991.1

lead participant from the operator.

The Joe’s Landing Prospect is situated in Yolo County, California, approximately 10 miles northwest of the City of Sacramento. The 1,400 plus gross acres is targeting Upper Cretaceous Starkey and Markley gas potential above 5,000 feet. The estimated prospect potential was based on the interpretation of seismic and if all anomalies were productive was projected to possibly indicate 15 BCF gas. Analogous production near the prospect is the Sacramento Airport field that has an estimated recovery of 16.8 BCF. Other similar fields are the Rio Jesus, Karnak and Freemont Landing.

Production estimates on a successful gas well were between 1.5 and 2.5 MMCF per day on an I.P.R. basis. PrimeGen and working interest partners drilled the first gas well at Joe’s landing in approximately 3 weeks. The well was determined to be uneconomical and was plugged and abandoned in August 2006. Total cost of the well of $195,433 was expensed and allocated to exploration costs as a dry hole.

The North Franklin Project is located near Sacramento California. North Franklin currently has three (3) producing gas wells; the “Archer-Whitney #1”, “Archer-Wildlands #1”and “Archer-F1” which, from the latest production numbers totaled 125.713 MMCF as announced in July at a daily rate of 4.0 MMCF to the 100% interest. A fourth well, the “Archer-Tsakopoulos #1” well was recently drilled and is awaiting completion and tie-in as the fourth producing gas well. The North Franklin Project has now, under lease, approximately 3,400 gross acres.

The project is situated along the “Eastside Winters Stratigraphic Trend” which has produced in excess of 450 Bcf gas. The North Franklin gas reservoir is contained in deep-water basin Winters Formation sands that are permeable, upper Cretaceous sandstones.

We continue to work with the management of Silver Star Energy, Inc. toward the execution of a definitive purchase agreement respecting the purchase by our company of Silver Star’s 40% interest in the Franklin gas field.

The Kansas Prospect is situated in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties. We have acquired a 90% participation right to plays resulting from the analysis of a proprietary database encompassing the geological analysis of approximately one million acres located in central Kansas. The detailed analysis of the data-base will be used to generate oil and gas drilling opportunities which may have been overlooked by traditional exploration methods.

Plan of Operation and Cash Requirements

We anticipate that we will expend approximately $9,600,000 during the twelve-month period ending September 30, 2007 to develop our current portfolio of properties, and for working capital. Our priorities are the identification and funding of our working interest Fayetteville drill targets and the Phase 1 and 2 program analysis of the Kansas data for identification of potential lease acquisitions and subsequent drill targets. These expenditures are broken down as follows:

Major expenditures expected for the next 12 months include the following:

Exploration and drilling:	$ 7,000,000
Mining Phase 1 & 2:	100,000
General working capital:	2,500,000
Total:	$ 9,600,000

Liquidity and Capital Resources

Cash and cash equivalents from inception have been insufficient to provide the operating capital necessary to operate our company. The necessary capital to operate our company was initially provided by the principals and founders of our company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. The working capital necessary to operate our company and provide for acquisition capital came from the proceeds of loans as previously disclosed.

CW902991.1

As at September 30, 2006, we had a working capital deficiency of $2,720,880 and our cash on hand was $51,689.

During the period ended September 30, 2006, we capitalized our acquisition cost of our Fayetteville interest of $2,500,000 and expensed dry hole costs of $195,433 at Joe’s Landing.

During the period we executed 2 separate loan agreements for $2,500,000 and $199,980, both with one year terms and with an interest rate at 6% per annum.

Results of Operations

For the Period Ended September 30, 2006 compared to the Period Ended September 30, 2005.

We have had only limited operations, and hasn’t yet realized any significant revenues from the sale of oil or gas or from any mineralization from any of its prospective lands. We have realized a net loss from operations of $321,504 since inception. The majority of this loss is due to the expensing of dry hole costs of $195,433 associated with our Joe’s Landing prospect.

Operating expenses for the period ended September 30, 2006, totaled $5,877. Operating expenses consist primarily of investor relations, and legal fees. These two items total 78% of total operating expenses.

As at September 30, 2006 our total assets were $2,557,689 which consisted mostly of the $2,500,000 acquisition cost of our working interest in the Fayeteville project. The balance as at September 30, 2006 included $51,689 in cash and a $6,000 prepaid. As at September 30, 2005 out total assets were $10,050 which comprised of all cash.

As at September 30, 2006 our total liabilities were $2,778,569, including $2,699,890 in short term 6% per annum one year loans compared to total liabilities of $41,056 as at September 30, 2005.

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

We have historically incurred losses, and through September 30, 2006 have incurred losses of $321,504 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

CW902991.1

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “ Accounting for Stock-based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans , performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

On April 4, 2005, the FASB adopted FASB Staff Position FSP FAS 19-1 that amends Statement of Financial

CW902991.1

Accounting Standards No. 19 (FAS 19), Financial Accounting and Reporting by Oil and Gas Producing Companies, to permit the continued capitalization of exploratory well costs beyond one year if (a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project.

We account for our crude oil exploration and natural gas development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

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

Risks Relating to Our Business:

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $321,504 for the period from May 23, 2005 (inception) to September 30, 2006. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $9,600,000 to fund our continued operations for the twelve month period ending September 30, 2007, well in excess of the cash on hand of $51,689 as at September 30, 2006. Historically, we have financed these expenditures primarily with proceeds from the sale of debt and equity securities. In order to meet these obligations or acquire any additional business interest, we will have to raise additional funds. We also make offers to acquire oil and natural gas properties in the ordinary course of our business. If these offers are accepted, our capital needs may increase substantially.

CW902991.1

We have arrangements for limited financing and we can provide no assurance that we will be able to obtain the additional required financing when needed. Obtaining additional financing will be subject to a number of factors, including:

1.	market conditions;
2.	investor acceptance of potential business assets; and,
3.	investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to meet our present obligations in connection with the oil and gas interests that we have acquired or business interests that we may acquire, implementation of our business plan may fail or be delayed.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated June 30, 2006, our independent auditors stated that our financial statements for the fiscal year ended June 30, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history in the business of oil and gas exploration and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We do not control all of our operations.

We do not operate any of our properties and we therefore have limited influence over the testing, drilling and production operations of our properties. Our lack of control could result in the following:

1.	the operator might initiate exploration or development on a faster or slower pace than we prefer;

2.

the operator might propose to drill more wells or build more facilities on a project than we have funds for or that we deem appropriate, which could mean that we are unable to participate in the project or share in the revenues generated by the project even though we paid our share of exploration costs, and we could have our working interest ownership in the related lands and petroleum reserves reduced as a result of our failure to participate in development expenditures; and,

3.	if an operator refuses to initiate a project, we might be unable to pursue the project.

Any of these events could materially reduce the value of our properties.

If we are unable to access our properties or conduct our operations due to surface conditions, our business will be adversely affected.

CW902991.1

Our exploitation and development of oil and natural gas reserves depends upon access to the areas where our operations are to be conducted. We conduct a portion of our operations in northern regions where we are only able to do so on a seasonal basis. Unless the surface is sufficiently frozen, we are unable to access our properties, drill or otherwise conduct our operations as planned. In addition, if the surface thaws earlier than expected, we must cease our operations for the season earlier than planned. Our operations are affected by road bans imposed from time to time during the break-up and thaw period in the spring. Road bans are also imposed due to snow, mud and rock slides and periods of high water, which can restrict access to our well sites and production facility sites. In recent years, winters in our northern operating areas have been warmer than normally experienced and, as a result, our operating seasons have been shorter than in the past. Our inability to access our properties or to conduct our operations as planned will result in a shutdown or slow down of our operations, which will adversely affect our business.

If we are not able to effectively manage our anticipated expansion and growth, our business and financial condition will be negatively affected.

We have recently expanded our business operations. Any future growth in our business may place significant strain on our limited managerial and operational resources. We cannot assure you that we will be able to implement adequate controls over the risks associated with our planned expansion. If we are unable to effectively manage expanded operations, our revenues may not concurrently increase with rising costs of operations and our business will be negatively affected.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time-consuming, difficult and costly for us.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

Risks Relating to Our Industry:

As our properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

Even if we are able to, the potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can also hinder drilling operations. These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Even if we are able to discover and generate a gas or oil well, there can be no assurance the well will become profitable.

CW902991.1

We have not yet made a discovery of economically recoverable reserves. Even if we are able to, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. In addition, the marketability of oil and gas which may be acquired or discovered will be affected by numerous factors, including the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage of lease in the Coos Bay basin. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuation of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners

CW902991.1

maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labour disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Risks Relating to Our Shares of Common Stock:

If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our shares of common stock is subject to the “penny stock” rules of the Securities and Exchange Commission and the trading market in our securities is limited, which makes transactions in our shares of common stock cumbersome and may reduce the value of an investment in our shares of common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

- that a broker or dealer approve a person’s account for transactions in penny stocks; and

- the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

- obtain financial information and investment experience objectives of the person; and

- make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

- sets forth the basis on which the broker or dealer made the suitability determination; and

- that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our shares of common stock and cause a decline in the market value of our shares of common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary

CW902991.1

trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

National Association of Securities Dealers Inc. sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers Inc. has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers Inc. believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The National Association of Securities Dealers Inc. requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for its shares.

Item 3.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

CW902991.1

None.

Item 5. Other Information.

None

CW902991.1

Item 6.      Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2/A Registration Statement, filed on September 9, 2005).
3.2	Bylaws (incorporated by reference from our Form SB-2/A Registration Statement, filed on September 9, 2005).
(10)	Material Contracts
10.1	Bill of Sale (incorporated by reference from our SB-2/A Registration Statement, filed on September 9, 2005).
10.2	Trust Agreement (incorporated by reference from our SB-2/A Registration Statement, filed on September 9, 2005).
10.3	Purchase Agreement Joe’s Landing (incorporated by reference from our Current Report on Form 8-K, filed on August 15, 2006).
10.4	Purchase Agreement Fayetteville (incorporated by reference from our Current Report on Form 8-K, filed on August 18, 2006).
10.5	Letter Agreement MB Gas (incorporated by reference from our Current Report on Form 8-K, filed on August 23, 2006).
10.6	Subscription Agreement (incorporated by reference from our SB-2/A Registration Statement, filed on September 9, 2005).
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Glen D. Harder.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Gordon Samson.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Glen D. Harder.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Gordon Samson.
*Filed herewith

CW902991.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMEGEN ENERGY CORPORATION

By:	/s/ Glen D. Harder
Glen D. Harder
Director
(Principal Executive Officer)
Date: November 14, 2006

By:	/s/ Gordon Samson
Gordon Samson
CFO & Director
(Principal Financial Officer, and Principal Accounting Officer)
Date: November 14, 2006

CW902991.1