Form 10QSB
period 2006-12-31
PRIMEGEN ENERGY CORP
filed 2007-02-07
CIK 1329015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of January 16, 2007, there were 37,590,000 shares of the issuer’s common stock and outstanding, par value $0.00001.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ ]     No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six and three months ended December 31, 2006 are not necessarily indicative of the results than can be expected for the year ended June 30, 2007.

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Audited Financial Statements

(Expressed in U.S. Dollars)

December 31, 2006

Index	Page Number
Balance Sheets	F-1
Statement of Changes in Stockholders’ Equity	F-2-3
Statements of Operations	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6-16

PRIMEGEN ENERGY CORPORATION (An Exploration Stage Company)
Balance Sheets
December 31, 2006 and June 30, 2006
(Expressed in U.S. Dollars)
Unaudited			December 31, 2006		June 30, 2006
ASSETS
Current
Cash			$2,513		$96,018
Total current assets			2,513		96,018

Exploration costs			675,000		-
Oil and Gas properties			2,500,000		-
Total Assets			$3,177,513		$96,018

LIABILITIES
Current
Accounts payable and accrued expenses			$35,040		$243
Due to a related party			113,082		43,081
Interest payable			72,279		-
Loans Payable			3,374,980		-
Total current liabilities			3,595,381		43,324
Total Liabilities		~~$~~	3,595,381	~~$~~	43,324

STOCKHOLDERS’ EQUITY
Share capital
Authorized:
Preferred stock	$0.001 par value 100,000,000 shares authorized
None issued, allotted and outstanding:			-		-

Common stock	$0.00001 par value, 1,500,000,000 shares authorized
Issued, allotted and outstanding:
37,590,000	shares of common stock		376		526
Additional paid-in capital			100,740		100,590
Deficit accumulated during exploration stage			(518,984)		(48,422)
Total stockholders’ equity			(417,868)		52,694
Total liabilities and stockholders’ equity			$3,177,513		$96,018
The accompanying notes are an integral part of these financial statements.

PRIMEGEN ENERGY CORPORATION
(An Exploration Stage Company)
Statement of Changes in Stockholders' Deficiency
For the periods May 23, 2005 (Inception) to December 31, 2006						Page 1 of 2
(Expressed in U.S. Dollars)
Unaudited
					Deficit	Total
			Additional		Accumulated During	Stock-
	Common stock		paid-in		Exploration	holders'
	Shares	Amount	capital		Stage	(deficiency)

Common stock issued to founders for cash
($0.00001 per share) May 25, 2005	75,000,000	$750			$(700)	$50

- net loss May 23, 2005 to June 30, 2005					$(4,322)	$(4,322)

Balance, June 30, 2005	75,000,000	$750	-	$	$(5,022)	$(4,272)

The accompanying notes are an integral part of these financial statements.
On July 18, 2006 a forward split of (15) new for (1) old common shares was effected. Amounts above have been restated.
On November 2, 2006 15,000,000 common shares were cancelled

PRIMEGEN ENERGY CORPORATION
(An Exploration Stage Company)
Statement of Changes in Stockholders' Deficiency
For the period May 23, 2005 (Inception) to December 31, 2006					Page 2 of 2
(Expressed in U.S. Dollars)
Unaudited				Deficit
			Additional	Accumulated During	Total Stock-
	Common stock		paid-in	Exploration	holders'
	Shares	Amount	capital	Stage	(deficiency)
Balance, June 30, 2005	75,000,000	$750	$-	$(5,022)	$(4,272)

Common stock issued for cash at $0.10
per share on March 14, 2006	15,090,000	$151	$100,590	$(141)	$100,600

Common Stock cancelled
June 21, 2006	(37,500,000)	$(375)		$350	$(25)

- net loss year ended June 30, 2006				$(43,609)	$(43,609)

Balance, June 30, 2006	52,590,000	$526	$100,590	$(48,422)	$52,694

- net loss period ended September 30, 2006				$(273,574)	$(273,574)

Balance, September 30, 2006	52,590,000	$526	$100,590	$(321,996)	$(220,880)

Common Stock cancelled
November 2, 2006	15,000,000	$(150)	150		-

- net loss period ended December 31, 2006				$(196,988)	$(196,988)

Balance, December 31, 2006	37,590,000	$376	100,740	$(518,984)	(417,868)

The accompanying notes are an integral part of these financial statements.
	On July 18, 2006 a forward split of (15) new for (1) old common shares was effected. Amounts above have been restated.

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

Unaudited	From Inception Date of May 23, 2005 to Period Ended December 31, 2006
		For the six Months ended December 31, 2006	For the six Months ended December 31, 2005	For the three Months ended December 31, 2006	For the three Months ended December 31, 2005
Operating Expenses
Audit and accounting fees	$37,607	25,621	8,220	20,613	1,200
Bank charges and interest	1,187	513	201	401	100
Consulting fees	102,500	102,500	-	102,500	-
Office costs	1,027	304	312	201	312
Investor relations	31,200	31,200	-	2,045	-
Legal fees	50,682	25,441	10,241	14,813	-
Filing fees	5,347	2,759	290	487	290
Rent	5,664	5,664	-	2,066	-
Travel expenses	4,923	4,301	365	4,301	365
Operating (loss) for the Period	$240,137	$198,303	$19,629	$147,427	$2,267
Other income (loss)
Exploration costs	201,531	195,433	-	-	-
Interest expense	76,826	76,826	-	49,561	-
Net (loss) for the Period	$(518,494)	$(470,562)	$(19,629)	$(196,988)	$(2,267)

LOSS PER SHARE – BASIC AND FULLY DILUTED		$(0.00)	(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF OUTSTANDING COMMON SHARES - BASIC and FULLY DILUTED		47,780,217	52,590,000	42,970,435	52,590,000

The accompanying notes are an integral part of these financial statements.

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

Unaudited	From Inception Date of May 23, 2005 to Period Ended December 31, 2006	For the six Month Period Ended December 31	For the six Month Period Ended December 31
		2006	2005
Cash Provided by (Used for) Operating Activities
Net income (loss) for the period	$(518,494)	$(470,562)	$(19,629)
Changes in non-cash working capital items
Accounts payable and accrued	35,041	34,798	(1,300)
Interest payable	72,279	72,279
Increase in prepaids	-		-
Increase in due from a related party	113,081	70,000	12,241
Cash (used in) operations	(298,093)	(293,485)	(8,688)
Investing Activities
Purchase of mineral rights	(2,500,000)	(2,500,000)	-
Oil and Gas exploration costs	(675,000)	(675,000)	-
Cash (used in) investing activities	(3,175,000)	(3,175,000)	-
Financing Activities
Issuance of common stock	100,624	-	8,740
Loans payable	3,374,980	3,374,980	-
Cash provided by financing activities	3,475,606	3,374,980	8,740
Cash Increase During the Period	2,513	(93,505)	52
Cash, Beginning of Period	-	96,018	10,050
Cash and Equivalent, End of Period	2,513	2,513	10,102
SUPPLEMENTAL CASH FLOW INFORMATION
Cash and Equivalents consist of:
Cash	$2,513	$2,513	$10,102

The Company did not expend cash for interest or taxes during the period from May 23, 2005 (inception) through December 31, 2006.

The accompanying notes are an integral part of these financial statements.

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the six and three month period ended December 31, 2006 and 2005

(Expressed in U.S. dollars)

1.	Nature and Continuance of Operations

Primegen Energy Corporation (“The Company”) was incorporated in the State of Nevada on May 23, 2005, as Maysia Resources Corporation and that is the date of inception. On August 25, 2006 the Company changed its name to Primegen Energy Corporation. The company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired oil and gas interests in Kansas and Arkansas, as well as a mineral property located in the Province of British Columbia, Canada. The recoverability of resources from the properties will be dependent upon the discovery of economically recoverable reserves, and the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the agreements, and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $518,494 since inception and might not have sufficient working capital for the next twelve months. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations of Primegen Energy Corporation (the “Company”) for the periods presented.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2006.  The Company assumes that the users of the interim consolidated financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended June 30, 2006, has been omitted.  The results of operations for the six month period ended December 31, 2006 are not necessarily indicative of results for the entire year ending June 30, 2007.

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

For the six and three month period ended December 31, 2006 and 2005

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

For the six and three month period ended December 31, 2006 and 2005

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

For the six and three month period ended December 31, 2006 and 2005

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

For the six and three month period ended December 31, 2006 and 2005

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

For the six and three month period ended December 31, 2006 and 2005

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

The participants in the play are presently consolidating their lease positions and plan to drill the first wells in early Q1 of 2007. It is estimated that each well will be drilled at a cost of approximately $2 million, or $200,000 net to the interest of the Company. The horizontal wells will likely be drilled on 80-acre spacing; fracture stimulated and, if successful, will produce natural gas. There is a major (16”) gas pipeline within close proximity.

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

For the six and three month period ended December 31, 2006 and 2005

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

For the six and three month period ended December 31, 2006 and 2005

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

The Company shall not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of common stock or other class of stock junior to the preferred stock as to dividends or upon liquidation) in respect of common stock, or other class of stock junior the preferred stock, nor shall it redeem, purchase or otherwise acquire for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holder of preferred stock for the current period and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payments, in accordance with the terms of the preferred stock, as fixed by the Board of Directors

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the six and three month period ended December 31, 2006 and 2005

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

As at December 31, 2006, loans of $113,082 (December 31, 2005 - $41,556) are payable to related parties. These amounts are unsecured, bear no interest and have no specific terms of repayment.

Short term loans	December 31, 2006
Non interest bearing and unsecured
Saleem Mohamed	$43,082
Glen Harder	15,000
Mike Mustafoglu	15,000
Gordon Samson	15,000
William Marshall	25,000
Total	$113,082

8.	Deferred Tax Assets

The Company has $518,494 in losses forward for income tax purposes to December 31, 2006. There are no current or deferred tax expenses for the period ended December 31, 2006, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation for financial reporting purposes.

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the six and three month period ended December 31, 2006 and 2005

(Expressed in U.S. dollars)

8.	Deferred Tax Assets (continued)

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	December 31, 2006	December 31, 2005
Deferred tax assets	$ 518,494	$ 41,556
Valuation allowance	$ (518,494)	$ (41,556)
Net deferred tax assets	$ -	$ -

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended December 31, 2006 is as follows:

	December 31, 2006	December 31, 2005
Statutory federal income tax rate	34.00%	34.00%
Valuation allowance	(34.00%)	(34.00%)
Effective income tax rate	0.00%	0.00%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at December 31, 2006 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses. The company has net operating losses carried forward of $518,494.

9.	Demand Loans

	December 31, 2006	December 31, 2005

i. Interest at 6% per annum:
- Aquilla Finance Capital Ltd.	199,980	-
- Issue Date July 26, 2006
ii. Interest at 8% per annum:
- Aquilla Finance Capital Ltd.	675,000	-
- Issue Date October 30, 2006
iii. Interest at 6% per annum:
- Projection Capital Ltd.	2,500,000	-
- Issue Date August 11, 2006
Total	$ 3,374,980	$ -

As at December 31, 2006 $72,279.00 has been accrued in interest expense on these notes.

PRIMEGEN ENERGY CORPORATION

(An Exploration Stage Company)

Notes to Financial Statements

For the six and three month period ended December 31, 2006 and 2005

(Expressed in U.S. dollars)

10.	Oil and Gas Activities

Property	Reserve	Revenue	Amortization	Capitalized Costs	Dry Hole

Joe’s Landing	Unproved	$ -	$ -	$ -	$ 195,433
Fayetteville	Unproved	-	-	2,500,000	-
Kansas	Unproved			675,000

		$ -	$ -	$ 3,175,000	$ 195,433

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

11.	Subsequent events

Subsequent to December 31, 2006 certain shareholders agreed to transfer 7,866,000 shares of common stock owned by them to a consultant. The Consultant resigned effective January 26, 2007 and no shares of common stock were transferred.

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

As used in this quarterly report, the terms “we”, “us”, “our company”, and “Primegen” means Primegen Energy Corporation, a Nevada corporation, unless otherwise indicated.

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

We acquired 100% of the Class A Interest of FS Sub-participation #1 LP (the "Partnership") for and in consideration of the sum of $2,500,000.00, subject to formal ratification by the general partner.  This ultimately completed by an Instrument of Accession and Amendment dated effective November 2, 2006.The Partnership is secondarily participating by sub participation in a 10% working interest (the "Working Interest") in approximately 30,000 acres in the Fayetteville Shale play located in Van Buren, Stone and Cleburne Counties, Arkansas.  Under the sub participation, the lead participant has agreed to pay our share of the 10% Working Interest proceeds received by the lead participant from the operator.

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

Plan of Operation and Cash Requirements

We anticipate that we will expend approximately $9,600,000 during the twelve-month period ending December 31, 2007 to develop our current portfolio of properties, and for working capital. Our priorities are the identification and funding of our working interest Fayetteville drill targets and the Phase 1 and 2 program analysis of the Kansas data for identification of potential lease acquisitions and subsequent drill targets. These expenditures are broken down as follows:

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

As at December 31, 2006, we had a working capital deficiency of $3,592,868 and our cash on hand was $2,513, compared to a working capital of $52,694 and cash of $96,018 at June 30, 2006.

At December 31, 2006 our total assets were $3,177,513, which almost entirely consists of working interest acquisitions, compared to total assets of $96,018 as at June 30, 2006 comprised exclusively of cash.

At December 31, 2006 our total liabilities were $3,595,381, including $3,374,980 in short term 6% and 8% per annum one year loans compared to total liabilities of $43,324 as at June 30, 2006.

During the six period ended December 31, 2006, we capitalized our acquisition cost of our Fayetteville interest of $2,500,000, our acquisition cost in the exploration costs of our Kansas interest of $675,000, and expensed dry hole costs of $195,433 at Joe’s Landing.

During the period we executed 3 separate loan agreements for $2,500,000 and $199,980, both with one year terms and with an interest rate at 6% per annum and one for $675,000 at a rate of 8% and a one year term. We expect to repay these notes with generated cash flow or an operational financing.

Results of Operations

For the six month period ended December 31, 2006 compared to the same period ended December 31, 2005.

We have had only limited operations, and haven’t yet realized any revenues from the sale of oil or gas or from any mineralization from any prospective lands. We have realized a net loss from operations of $518,494 since inception. The expensing of dry hole costs of $195,433 associated with our Joe’s Landing prospect accounts for approximately 38% of this loss.

Operating expenses for the six month period ended December 31, 2006, totaled $198,303, not including exploration costs of $195,433 and interest costs of $76,826. Operating expenses consist primarily of accounting, consulting, investor relations, and legal fees. These four items total 93% of total operating expenses.

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

We have historically incurred losses, and through December 31, 2006 have incurred losses of $518,494 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We incurred net losses of $518,494 for the period from May 23, 2005 (inception) to December 31, 2006. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $9,600,000 to fund our continued operations for the twelve month period ending December 31, 2007, well in excess of the cash on hand of $2,513 as at December 31, 2006. Historically, we have financed these expenditures primarily with proceeds from the sale of debt.. In order to meet these obligations or acquire any additional business interest, we will have to raise additional funds. We also make offers to acquire oil and natural gas properties in the ordinary course of our business. If these offers are accepted, our capital needs may increase substantially.

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

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

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

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, December 31, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6.      Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2/A Registration Statement, filed on September 9, 2005).
3.2	Bylaws (incorporated by reference from our Form SB-2/A Registration Statement, filed on September 9, 2005).
(10)	Material Contracts
10.1	Bill of Sale (incorporated by reference from our SB-2/A Registration Statement, filed on September 9, 2005).
10.2	Trust Agreement (incorporated by reference from our SB-2/A Registration Statement, filed on September 9, 2005).
10.3	Purchase Agreement Joe’s Landing (incorporated by reference from our Current Report on Form 8-K, filed on August 15, 2006).
10.4	Purchase Agreement Fayetteville (incorporated by reference from our Current Report on Form 8-K, filed on August 18, 2006).
10.5	Letter Agreement MB Gas (incorporated by reference from our Current Report on Form 8-K, filed on August 23, 2006).
10.6	Subscription Agreement (incorporated by reference from our SB-2/A Registration Statement, filed on September 9, 2005).
10.7	Purchase Agreement Kansas (incorporated by reference from our Current Report on Form 8-K, filed on November 2, 2006)
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Mike Mustafoglu.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Gordon Samson.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Mike Mustafoglu.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Gordon Samson.
*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMEGEN ENERGY CORPORATION

By:	/s/ William Marshall
William Marshall
Director & Chairman
(Principal Executive Officer)
Date: February 7, 2007

By:	/s/ Gordon Samson
Gordon Samson
CFO & Director
(Principal Financial Officer, and Principal Accounting Officer)
Date: February 7, 2007