Form 10QSB
period 2007-03-31
PRIMEGEN ENERGY CORP
filed 2007-05-21
CIK 1329015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-52025

PRIMEGEN ENERGY CORPORATION
(Name of small business issuer as in its charter)

Nevada	98-0502435
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of May 18, 2007, there were 37,590,000 shares of the issuer’s common stock and outstanding, par value $0.00001.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine and three months ended March 31, 2007 are not necessarily indicative of the results than can be expected for the year ended June 30, 2007.

PRIMEGEN ENERGY CORPORATION
(An Exploration Stage Company)

Audited Financial Statements
(Expressed in U.S. Dollars)

March 1, 2007

PRIMEGEN ENERGY CORPORATION
(An Exploration Stage Company)
Balance Sheets
March 31, 2007 and June 30, 2006
(Expressed in U.S. Dollars)

Unaudited	March 31, 2007	June 30, 2006

ASSETS
Current
Cash	$150	$96,018

Total current assets	150	96,018

Exploration costs	675,000	-
Oil and Gas properties	2,500,000	-
Total Assets	$3,175,150	$96,018

LIABILITIES
Current
Accounts payable and accrued expenses	$228,647	$243
Due to a related party	113,082	43,081
Interest payable	122,904	-
Loans Payable	3,374,980	-
Total current liabilities	3,839,613	43,324

Total	$3,839,613	$43,324
Liabilities

STOCKHOLDERS’ EQUITY
Share capital
Authorized:
Preferred stock $0.001 par value 100,000,000 shares
authorized
None issued, allotted and outstanding:	-	-

Common stock $0.00001 par value, 1,500,000,000
shares authorized
Issued, allotted and outstanding:
37,590,000 shares of common stock	376	526
Additional paid-in capital	100,740	100,590
Deficit accumulated during exploration stage	(765,579)	(48,422)

Total stockholders’ equity	(664,463)	52,694

Total liabilities and stockholders’ equity	$3,175,150	$96,018

The accompanying notes are an integral part of these financial statements.

PRIMEGEN ENERGY CORPORATION
(An Exploration Stage Company)
Statement of Changes in Stockholders' Deficiency
For the periods May 23, 2005 (Inception) to March 31, 2007	Page 1 of 2
(Expressed in U.S. Dollars)
Unaudited
				Deficit	Total
				Accumulated	Stock-
			Additional	During
	Common stock		paid-in	Exploration	holders'
	Shares	Amount	capital	Stage	(deficiency)

Common stock issued to founders for cash
($0.00001 per share) May 25, 2005	75,000,000	$750		$(700)	$50

- net loss May 23, 2005 to June 30, 2005				$(4,322)	$(4,322)

Balance, June 30, 2005	75,000,000	$750	$-	$(5,022)	$(4,272)

The accompanying notes are an integral part of these financial statements.
           On July 18, 2006 a forward split of (15) new for (1) old common shares was effected. Amounts above have been restated.
           On November 2, 2006 15,000,000 common shares were cancelled

PRIMEGEN ENERGY CORPORATION
(An Exploration Stage Company)
Statement of Changes in Stockholders' Deficiency
For the period May 23, 2005 (Inception) to March 31, 2007	Page 2 of 2
(Expressed in U.S. Dollars)
Unaudited
				Deficit
				Accumulated	Total
			Additional	During	Stock-
	Common stock		paid-in	Exploration	holders'
	Shares	Amount	capital	Stage	(deficiency)
Balance, June 30, 2005	75,000,000	$750	$-	$(5,022)	$(4,272)

Common stock issued for cash at $0.10 per share on March 14, 2006	15,090,000	$151	$100,590	$(141)	$100,600

Common Stock cancelled June 21, 2006	(37,500,000)	$(375)		$350	$(25)

- net loss year ended June 30, 2006				$(43,609)	$(43,609)

Balance, June 30, 2006	52,590,000	$526	$100,590	$(48,422)	$52,694

- net loss period ended September 30, 2006				$(273,574)	$(273,574)

Balance, September 30, 2006	52,590,000	$526	$100,590	$(321,996)	$(220,880)

Common Stock cancelled November 2, 2006	(15,000,000)	$(150)	150		-

- net loss period ended December 31, 2006				$(196,988)	$(196,988)

Balance, December 31, 2006	37,590,000	$376	100,740	$(518,984)	(417,868)

- net loss period ended March 31, 2007				$(246,595)	$(246,595)

Balance, March 31, 2007	37,590,000	$376	$100,740	$(765,579)	$(664,463)

The accompanying notes are an integral part of these financial statements.
           On July 18, 2006 a forward split of (15) new for (1) old common shares was effected. Amounts above have been restated.

PRIMEGEN ENERGY CORPORATION
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

Unaudited
	From
	Inception Date of	For the nine	For the nine	For the three	For the three
	May 23, 2005	months ended	months ended	Months ended	Months
	to Period Ended	March 31, 2007	March 31, 2006	March 31, 2007	ended March
	March 31, 2007				31, 2006
Operating Expenses
Audit and accounting fees	$41,107	29,120	9,486	3,499	1,266
Bank charges and interest	1,209	535	593	22	392
Consulting fees	275,000	275,000	-	172,500	-
Office costs	2,749	2,026	391	1,722	79
Investor relations	33,680	33,680	-	2,480	-
Legal fees	50,950	25,709	10,241	268	-
Filing fees	5,357	2,769	1,290	10	1,000
Management fees	12,500	12,500	-	12,500	-
Rent	8,634	8,634	-	2,970	-
Travel expenses	4,923	4,301	622	-	257
Operating (loss) for the Period	$436,108	$394,274	$22,623	$195,971	$2,994
Other income (loss)
Exploration costs	201,531	195,433	-	-	-
Interest expense	127,450	127,450	-	50,624	-
Net (loss) for the Period	$(765,089)	$(717,157)	$(22,623)	$(246,595)	$(2,994)
LOSS PER SHARE – BASIC AND FULLY DILUTED		$(0.02)	(0.00)	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF OUTSTANDING COMMON SHARES - BASIC and FULLY DILUTED		44,433,066	76,676,655	37,590,000	80,025,000

On July 18, 2006 a forward split of (15) new for (1) old common shares was effected. Weighted average amounts above have been restated.

The accompanying notes are an integral part of these financial statements.

PRIMEGEN ENERGY CORPORATION
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

Unaudited	From Inception Date	For the nine	For the nine month
	of May 23, 2005 to	month Period	Period Ended March
	Period Ended	Ended March 31,	31,
	March 31, 2007
		2006	2005
Cash Provided by (Used for) Operating
Activities
Net income (loss) for the period	$(765,089)	$(717,157)	$(22,623)
Changes in non-cash working capital items
Accounts payable and accrued	228,647	228,404	(1,242)
Interest payable	122,904	122,904
Cash (used in) operations	(413,538)	(365,849)	(23,865)
Investing Activities
Increase in due from a related party	113,082	70,001	13,741
Cash provided by investing activities	113,082	70,001	13,741
Financing Activities
Issuance of common stock	100,624	-	100,600
Loans payable	199,980	199,980	-
Cash provided by financing activities	300,604	199,980	100,600
Cash Increase During the Period	150	(95,868)	90,476
Cash, Beginning of Period	-	96,018	10,050
Cash and Equivalent, End of Period	$150	$150	$100,526
SUPPLEMENTAL CASH FLOW INFORMATION
Cash and Equivalents consist of:
Cash	$150	$150	$10,102

The Company did not expend cash for interest or taxes during the period from May 23, 2005 (inception) through March 31, 2007.

SUPPLEMENTAL INFORMATION
During the nine months ended March 31, 2007 the Company acquired interest in two properties totaling $3,175,000 by issuing promissory notes.

The accompanying notes are an integral part of these financial statements.

PRIMEGEN ENERGY CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
For the nine and three month period ended March 31, 2007 and 2006
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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $765,089 since inception and might not have sufficient working capital for the next twelve months. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

2.	Summary of Significant Accounting Policies Basis of Presentation

The unaudited consolidated financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations of Primegen Energy Corporation (the “Company”) for the periods presented. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2006. The Company assumes that the users of the interim consolidated financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended June 30, 2006, has been omitted. The results of operations for the nine month period ended March 31, 2007 are not necessarily indicative of results for the entire year ending June 30, 2007.

(a)	Cash and cash Equivalents

For purposes of the statement of cash flows cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased.

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

PRIMEGEN ENERGY CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
For the nine and three month period ended March 31, 2007 and 2006
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(c)	Foreign Currency Translation

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

PRIMEGEN ENERGY CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
For the nine and three month period ended March 31, 2007 and 2006
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(g)	Basic and Diluted Net Loss Per Share

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

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans , performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

PRIMEGEN ENERGY CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
For the nine and three month period ended March 31, 2007 and 2006
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(i)	Comprehensive Income

The Company has no items that represent other comprehensive income, and therefore no statement of comprehensive income is provided.

(j)	Concentration of Credit Risk

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

(l)	Mineral property acquisition costs and deferred exploration expenditures

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

PRIMEGEN ENERGY CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
For the nine and three month period ended March 31, 2007 and 2006
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(m)	Oil and Gas Activities - Successful Efforts Method of Accounting

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
For the nine and three month period ended March 31, 2007 and 2006
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

The Company entered into agreements to acquire interests in various unproven oil and gas properties as follows:

Fayetteville Shale in Arkansas

On August 14 we announced that the Company had acquired 100% of the Class A Interest of FS Sub- participation #1 LP (the "Partnership") for and in consideration of the sum of $2,500,000.00, subject to formal ratification by the general partner. The Partnership is secondarily participating by sub participation in a 10% working interest (the "Working Interest") in approximately 30,000 acres in the Fayetteville Shale play located in Van Buren, Stone and Cleburne Counties, Arkansas. Under the sub participation, the lead participant has agreed to pay the Company's share of the 10% Working Interest proceeds received by the lead participant from the operator.

The participants in the play are presently consolidating their lease positions and plan to drill the first wells in early 2007. It is estimated that each well will be drilled at a cost of approximately $2 million, or $200,000 net to the interest of the Company. The horizontal wells will likely be drilled on 80-acre spacing; fracture stimulated and, if successful, will produce natural gas. There is a major (16”) gas pipeline within close proximity.

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
For the nine and three month period ended March 31, 2007 and 2006
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
For the nine and three month period ended March 31, 2007 and 2006
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
For the nine and three month period ended March 31, 2007 and 2006
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

As at March 31, 2007, loans of $113,082 (June 30, 2006 - $43,081) are payable to related parties. These amounts are unsecured, bear no interest and have no specific terms of repayment.

Short term loans	March 31, 2007
Non interest bearing and unsecured
Saleem Mohamed	$43,082
Glen Harder	15,000
Mike Mustafoglu	15,000
Gordon Samson	15,000
William Marshall	25,000
Total	$113,082

8.	Deferred Tax Assets

The Company has $765,089 in losses forward for income tax purposes at March 31, 2007. There are no current or deferred tax expenses for the period ended March 31, 2007, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation for financial reporting purposes.

PRIMEGEN ENERGY CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
For the nine and three month period ended March 31, 2007 and 2006
(Expressed in U.S. dollars)

8.	Deferred Tax Assets (continued)

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	March 31, 2007	March 31, 2006
Deferred tax assets	$765,089	$15,109
Valuation allowance	$(765,089)	$(15,109)

Net deferred tax assets	$-	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended March 31, 2007 is as follows:

	March 31, 2007		March 31, 2006
Statutory federal income tax	34.00%		34.00%
rate
Valuation allowance	(34.00%	)	(34.00%	)

Effective income tax rate	0.00%		0.00%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at March 31, 2007 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses. The company has net operating losses carried forward of $765,089.

9.	Demand Loans

	March 31, 2007	March 31, 2006

i. Interest at 6% per annum:
- Aquilla Finance Capital Ltd.	199,980	-
- Issue Date July 26, 2006
ii. Interest at 8% per annum:
- Aquilla Finance Capital Ltd.	675,000	-
- Issue Date October 30, 2006
iii. Interest at 6% per annum:
- Projection Capital Ltd.	2,500,000	-
- Issue Date August 11, 2006

Total	$3,374,980	$-

As at March 31, 2007, $122,904 has been accrued in interest expense on these notes.

10.	Oil and Gas Activities

Property	Reserve	Revenue	Amortization	Capitalized	Dry Hole
				Costs

Joe’s	Unproved	$-	$-	$-	$195,433
Fayetteville	Unproved	-	-	2,500,000	-
Kansas	Unproved			675,000

		$-	$-	$3,175,000	$195,433

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

Major expenditures expected for the next 12 months include the following:

Exploration and drilling:	$7,000,000
Mining Phase 1 & 2:	100,000
General working capital:	2,500,000
Total:	$9,600,000

Management Discussion and Analysis

Corporate Discussion
During the quarter ended March 31, 2007, the Company continued to seek funding for property related cash calls, funding commitments and general operating capital. Natural gas prices remained strong and management continued to focus on gas project interests in and around both Fayatteville, Arkansas, and Manyberries, Alberta. On January 26, 2007, Mr. Mike Mustafoglu resigned as the Company’s President, Chief Executive Officer and from the board of directors for personal reasons. On March 13, 2007, Mr. Gordon Samson resigned as the Company’s President, Chief Executive Officer and from the board of directors for personal reasons. Mr. William S. Marshall became acting President and CEO. Mr. Glen D. Harder remains a director.

Mineral Property
The Company owned a 100% interest in a mineral claim referred to as SSM mineral claim, comprising a total of 20 contiguous units and an area of 1,038 acres. The property is situated within the Burrell Creek and St. Annes Creek valleys on the southern end of the Franklin Gold Camp in the Greenwood Mining Division, British Columbia, Canada. The claim was acquired on June 7, 2005 by Mr. Saleem Mohamed on behalf of the Company for $10.00 and was allowed to expired on March 15, 2007.

Oil and Gas Properties
The Company has entered into agreements to acquire interests in various unproven oil and gas properties as follows:

Fayetteville Shale, Arkansas
In August 2006 the Company acquired 100% of the Class A Interest of FS Sub-participation #1 LP (the "Partnership") for and in consideration of the sum of $2,500,000.00. The Partnership is secondarily participating by sub participation in a 10% working interest (the "Working Interest") in approximately 32,000 acres in the Fayetteville Shale play located in Van Buren, Stone and Cleburne Counties, Arkansas. Under the sub participation, the lead participant has agreed to pay the Company's share of the 10% Working Interest proceeds received by the lead participant from the operator.

The participants in the play are continuing to consolidate their lease positions and now plan to drill the first wells in later Q2 or early Q3 of 2007. Up to 20 wells are planned for the 12-month period following the commencement of drilling operations. It is estimated that each well will be drilled at a cost of approximately $2 million, or $200,000 net to the interest of the Company. The horizontal wells will likely be drilled on 80-acre spacing; fracture stimulated and, if successful, will produce natural gas.

Kansas Petroleum Database
In or around October 2006 the Company paid $675,000 to acquire a 90% participation right to plays resulting from the analysis of a proprietary database encompassing the geological analysis of approximately one million acres located in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties. The detailed analysis of the data-base will be used to generate oil and gas drilling opportunities which may have been overlooked by traditional exploration methods.

According to 3-D seismic analysis which appears to confirm RAM™ anomalies, one of the areas of interest (“Prospect 12”) hosts what appears to be a significant and previously undiscovered oil pool. In this regard, casing has been set and this well is currently being drilled. The Company’s interest in this drilling program is 22.5% .

MB Gas Inc.
In March 2007 the Company completed and executed a definitive funding and revenue sharing agreement with MB Gas Inc. ("MB"), a private Alberta oil and gas exploration company. PrimeGen agreed to advance a loan (the "Loan") of up to $3 million to MB in return for the assignment of revenue from MB's oil and gas operations. Loan advances will be repaid from MB's revenues, as 75% to the Company and 25% to MB until payout; thereafter 30% to the Company and 70% to MB in perpetuity, proportionally reduced if less than the full Loan is advanced. PrimeGen has an option to loan MB an additional $3 million (the "Option Loan") with similar payout terms and, in such case, the ongoing revenue split will be 60% to PrimeGen and 40% to MB in perpetuity. The proceeds from the Loan and Option Loan will be used to complete the tie-in of certain gas wells, fund seismic surveys, and perform related studies, exploration analyses, and general operations on other targeted lands.

MB owns a majority interest in a sweet-sour gas processing facility and pipeline located in the Province of Alberta that is linked to a transporting pipeline that runs south to Encana's Hub near the U.S. - Canada border. MB is presently connecting 3 Sawtooth formation natural gas wells (the "Wells") owned and operated by Provident Energy Trust. This work is scheduled to be completed within the next six months. Flow tests on the wells indicate that they should produce a minimum of 1,300 Mcf per day when they are connected, of which MB Gas will earn up to a 67.5% net revenue interest before payout (B.P.O.) and 45.0% after payout (A.P.O.). Environmental assessments are currently being conducted to allow MB to complete the ongoing connection of the wells to its main pipeline.

MB also controls certain prospective lands in the area targeting mostly middle and deeper gas-bearing formations. These are in relatively close proximity to the pipeline system, and it is expected that the gas from any new commercial grade discoveries made by MB on those lands together with gas from a number of previously plugged gas wells in the area will be carried in MB's pipeline.

Franklin Gas Field
In the present quarter, the Company determined that it would no longer acquire an interest in the Franklin Gas Field in Sacramento, California. This was based in large part on PrimeGen’s significant outstanding cash commitments respecting its other projects.

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

As at March 31, 2007, we had a working capital deficiency of $3,839,463 and our cash on hand was $150 compared to a working capital of $52,694 and cash of $96,018 at June 30, 2006.

At March 31, 2007 our total assets were $3,175,150 which almost entirely consists of working interest acquisitions, compared to total assets of $96,018 as at June 30, 2006 comprised exclusively of cash.

At March 31, 2007 our total liabilities were $3,839,613 including $3,374,980 in short term 6% and 8% per annum one year loans compared to total liabilities of $43,324 as at June 30, 2006.

During the nine month period ended March 31, 2007, we capitalized our acquisition cost of our Fayetteville interest of $2,500,000, our acquisition cost in the exploration costs of our Kansas interest of $675,000, and expensed dry hole costs of $195,433 at Joe’s Landing.

During the period we executed 3 separate loan agreements for $2,500,000 and $199,980, both with one year terms and with an interest rate at 6% per annum and one for $675,000 at a rate of 8% and a one year term. We expect to repay these notes with generated cash flow or an operational financing.

Results of Operations

For the nine month period ended March 31, 2007 compared to the three month period ended March 31, 2006.

We have had only limited operations, and haven’t yet realized any revenues from the sale of oil or gas or from any mineralization from any prospective lands. We have realized a net loss from operations of $765,089 since inception. The expensing of dry hole costs of $195,433 associated with our Joe’s Landing prospect accounts for approximately 25.5% of this loss.

Operating expenses for the nine month period ended March 31, 2007, totaled $394,274 not including exploration costs of $195,433 and interest costs of $127,450. Operating expenses consist primarily of accounting, consulting, investor relations, and legal fees. These four items total 92% of total operating expenses.

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

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $9,600,000 to fund our continued operations for the twelve month period ending December 31, 2007, well in excess of the cash on hand of $150 as at March 31, 2007. Historically, we have financed these expenditures primarily with proceeds from the sale of debt.In order to meet these obligations or acquire any additional business interest, we will have to raise additional funds. We also make offers to acquire oil and natural gas properties in the ordinary course of our business. If these offers are accepted, our capital needs may increase substantially.

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

None

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders.

None.

Item 5.            Other Information.

None

Item 6.            Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2/A Registration Statement, filed on September 9, 2005).

3.2	Bylaws (incorporated by reference from our Form SB-2/A Registration Statement, filed on September 9, 2005).

(10)	Material Contracts

10.1	Bill of Sale (incorporated by reference from our SB-2/A Registration Statement, filed on September 9, 2005).

10.2	Trust Agreement (incorporated by reference from our SB-2/A Registration Statement, filed on September 9, 2005).

10.3	Purchase Agreement Joe’s Landing (incorporated by reference from our Current Report on Form 8-K, filed on August 15, 2006).

10.4	Purchase Agreement Fayetteville (incorporated by reference from our Current Report on Form 8-K, filed on August 18, 2006).

10.5	Letter Agreement MB Gas (incorporated by reference from our Current Report on Form 8-K, filed on August 23, 2006).

10.6	Subscription Agreement (incorporated by reference from our SB-2/A Registration Statement, filed on September 9, 2005).

10.7	Purchase Agreement Kansas (incorporated by reference from our Current Report on Form 8-K, filed on November 2, 2006)

(31)	302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of William Marshall.

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Glen Harder.

(32)	906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of William Marshall.

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Glen Harder.

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMEGEN ENERGY CORPORATION

By:	“William S. Marshall”
William Marshall
Director & Chairman
(Principal Executive Officer)

Date: May 18, 2007

By:	“Glen D. Harder”
Glen D. Harder
CFO & Director
(Principal Financial Officer, and Principal Accounting Officer)

Date: May 18, 2007